Form 10-K405
period 1997-12-31
SCOVILL HOLDINGS INC; SCOVILL FASTENERS INC
filed 1998-03-30
CIK 1051860, 1051885

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______


                          Commission File Number    333-43195


                          Commission File Number   333-43195-01

                             SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
     (Exact name of registrants as specified in their respective charters)


     Delaware                                3965                    95-3959561
     Delaware                                6719                    58-2365743
(State or other jurisdiction of    (Primary Standard Industrial)  (I.R.S. Employer
incorporation or organization)     Classification Code Number)    Identification Number)

                             SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
                               1802 SCOVILL DRIVE
                          Clarkesville, GEORGIA 30523
                                  706-754-4181
 (Name, address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X  (Not subject to filing
                                        ---    ---
requirements for past 90 days)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

Aggregate market value of voting stock held by non-affiliates of the Registrant:
None. (See Part II, Item 5.)


Number of shares of Common Stock outstanding as of March 15, 1998 was 4,655,500.

                             SCOVILL HOLDINGS INC.
                             SCOVILL FASTENERS INC.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1997

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                   Page No.
                                                                                   --------
Item 1.  Business................................................................      1
Item 2.  Properties..............................................................     14
Item 3.  Legal Proceedings.......................................................     15
Item 4.  Submission of Matters to a Vote of Security-Holders.....................     16

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...     17
Item 6.  Selected Financial Data.................................................     17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................     19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............     25
Item 8.  Financial Statements and Supplementary Data.............................     25
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure................................................     26

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.....................     26
Item 11.  Executive Compensation.................................................     27
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........     30
Item 13.  Certain Relationships and Related Transactions.........................     31

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.................     33

                                         INDEX OF FINANCIAL STATEMENTS...........     F-1
                                         SIGNATURES
                                         EXHIBIT INDEX

                                     PART I

     Unless the context otherwise requires, references to the "Company," in this Report include Scovill Holdings Inc. and its wholly-owned subsidiary Scovill Fasteners Inc. and their respective operating subsidiaries and predecessors. This report includes product names, trade names and marks of companies other than the Company and Holdings. All other company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company or Holdings.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995
Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement." Readers of this Report are encouraged to read these cautionary statements carefully.


ITEM 1.  BUSINESS


BACKGROUND

Scovill Acquisition Inc. ("SAI") and Scovill Holdings Inc. ("Holdings"), both Delaware corporations, were formed by Saratoga Partners III, L.P. ("Saratoga") in 1997 to effect the acquisition of Scovill Fasteners Inc., a Delaware Corporation ("Fasteners" or the "Company"). Pursuant to a Stock Purchase Agreement, SAI, then a wholly-owned subsidiary of Holdings, purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO" or "Predecessor-KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). Concurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. As a result, Fasteners is currently a wholly-owned subsidiary of Holdings. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition."

The Saratoga Acquisition of Fasteners was accounted for as a purchase. Accordingly, the consolidated financial statements of Fasteners reflect the purchase method of accounting effective November 26, 1997. In connection with the Saratoga Acquisition, the Company issued $100,000,000 of 11.25% Senior Notes due 2007 (the "Notes"), pursuant to an Indenture, dated November 26, 1997 (the "Indenture") in reliance upon the exemptions from registration provided in
Section 4(2) and under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") (the "Initial Offering"). The proceeds of the Initial Offering were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. Following the mergers described above, the Notes became obligations of Fasteners.

The Company completed an exchange of the Notes for substantially identical, but publicly-tradeable notes (the "New Notes") pursuant to an exchange offer registered with the Securities and Exchange Commission ("SEC"). References to "Notes" herein means, unless stated or the context requires otherwise, such registered publicly tradeable New Notes.

In connection with the Saratoga Acquisition, Saratoga and certain other investors made a $36.6 million equity investment in Holdings, consisting of the purchase of (i) $0.4 million in shares of Holdings' Common Stock, par value $0.0001 per share (the "Common Stock"), and (ii) $36.2 million aggregate liquidation preference of Holdings' Series B Preferred Stock , par value $0.0001 per share (the "Series B Preferred Stock") (collectively, the "Saratoga Investment"). Management and the Chairman of the Board of Holdings rolled over $3.4 million of their stock options in KSCO into options to purchase Common

Stock and Series B Preferred Stock (the "Management Investment"). The Saratoga Investment and the Management Investment are referred to as the "Equity Investments." Concurrently with the Initial Offering, Holdings sold, for gross proceeds of $10.0 million, 100,000 Units (the "Units Offering"), each Unit consisting of $100 liquidation preference of Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock (the "Senior Preferred Stock") and one warrant (the "Warrants") to purchase Common Stock. The net proceeds of the Equity Investments and the Units Offering totaled $49.5 million, after fees and expenses to Holdings of $0.5 million. Holdings contributed such net proceeds to Fasteners in the form of common equity. Each of these transactions was effected pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act.

In connection with the Saratoga Acquisition, Fasteners entered into a new senior secured credit facility (the "New Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").

Proceeds from the Equity Investments, the Initial Offering and the Term Loan were used to finance the purchase price of the Saratoga Acquisition, repurchase attaching machinery subject to a synthetic lease (the "Synthetic Lease"), repay the Company's existing credit facility (the "Existing Credit Facility") and pay related fees and expenses. The Saratoga Acquisition, the repurchase of attaching machinery subject to the Synthetic Lease, the repayment of the Existing Credit Facility, the Initial Offering, the Units Offering, the Equity Investments, the borrowing of the Term Loan and the payment of the related fees and expenses are collectively referred to herein as the "Transactions."

On February 20, 1998, Holdings issued one million shares of Common Stock and one million shares of Series B Preferred Stock for proceeds of $10.3 million. Holdings used such proceeds to repurchase the 100,000 Units that were sold in the Units Offering.

Fasteners was a wholly-owned subsidiary of Alper Holdings USA, Inc. ("Predecessor-Alper") through October 17, 1995, when all of its outstanding capital stock was purchased by KSCO.

During January 1996, Fasteners purchased all the outstanding common stock of Rau Fastener Company, LLC ("Rau") for $7.9 million and all of the outstanding common stock of PCI Group, Inc. ("PCI") for $15.6 million, excluding certain costs related to financing and consummating the acquisitions. Rau primarily manufactured snap fasteners with locations and subsidiaries operating in Providence, Rhode Island, Braine-le-Comte, Belgium ("Scovill-Europe") and Montreal, Canada. PCI manufactured industrial and shoe eyelets and light metal stampings. In March 1996, Scovill-Europe acquired Daude in Paris, France and combined its operations into Scovill-Europe.

BUSINESS OVERVIEW

Fasteners, whose business has been in continuous operation since 1802, is a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. The Scovill name is the oldest and one of the most well-known brands in the fasteners industry. In the year ended December 31, 1997, the Company sold more than 12 billion fastener units worldwide. The Company has achieved and maintained its reputation by offering its customers an integrated system of high quality fasteners, proprietary attaching machines, technical service, on-site maintenance and customized applications and design services tailored to individual customer needs.

The Company has two main product groups: the Apparel Group and the Industrial Group. The Apparel Group, through its Gripper and DuraMark brands, produces snaps, tack buttons, rivets, burrs and other snap fastener products used in numerous apparel applications. The Company's customers and end-users include many leading apparel design and manufacturing companies, including Wrangler, OshKosh B'Gosh, Gerber Childrenswear, William Carter Company, Tommy Hilfiger, Polo Ralph Lauren, Liz Claiborne and L.L. Bean.

The Industrial Group, primarily through its DOT and PCI product lines, produces specialty industrial fasteners including large snaps, windshield clips, turn buttons, eyelets, grommets, screw studs, gypsy studs and other specialty fasteners. These products are used in a broad range of industries, including marine textile, automotive, aerospace, military, medical/surgical products, luggage, leather goods, electronic equipment, sporting and recreational goods and consumer batteries. The end-users of the Company's products include a wide variety of companies, including Freightliner, Boeing, Baxter, Samsonite, U.S. Marine for its Bayliner Boats, Johnston & Murphy, Eveready Battery, Riddell for its football helmets and the U.S. Government.

COMPETITIVE STRENGTHS

The Company attributes its historical success and significant opportunities for continued growth to the following competitive strengths:

Significant Presence in Fastener Business   The Company is the oldest and one of
the most established manufacturers of a variety of apparel and specialty industrial fasteners in the United States. The Company's fasteners have been used in many products throughout its history, from U.S. military uniforms since the War of 1812 to the flight suits worn by NASA shuttle astronauts. The Company's reputation for high quality and its well-known brand names, including Scovill, Gripper and DOT, make it a significant presence in the domestic fastener business and provide it with a platform for enhanced global expansion.

"Total System" Approach   In addition to manufacturing and distributing
fasteners to its customers, the Company also leases approximately 8,000 proprietary attaching machines to attach its products to those of its customers, primarily in the apparel industry. The Company can (i) employ what the Company believes to be the industry's only existing dedicated field service force that provides on-site maintenance, which minimizes equipment down-time, (ii) have ready access, through its servicing relationships, to its customers' facilities, providing the Company with opportunities to cross-sell products and to test new fastener machinery, (iii) continue to develop next-generation attaching machines, such as the new Gemini system, which has lower manufacturing and maintenance costs and improved fastener application flexibility and attaching speed, and (iv) maintain an applications development and design lab that enables customers to outsource design functions to the Company. The Company's "total system" approach, by reducing cost per attached fasteners, enables it to compete based on its ability to decrease its customers' costs and improve the quality of their products. However, the Company's competitors, especially those in the higher growth Asian and Latin American segments, often compete on price and there can be no assurance that customer preferences will not shift to lower cost producers of fasteners.


Large Installed Base of Attaching Machines The Company has a large installed base of attaching machines in the United States, Canada, Europe and Asia which enables it to generate a recurring stream of cash flow from high volume sales of fasteners. The Company believes that its attaching machine, because of its efficiency, flexibility and reliability, provide the Company's customers with a stable and cost-efficient fastener attaching capability that enables the customer to avoid production downtime. The Company has been able to maintain a high level of customer retention with its attaching machines. In 1997 and 1996, approximately 99% of all of its attaching machine leases were renewed. However, the Company operates in a highly competitive environment and there can be no assurance that the Company will be able to maintain such a high level of customer retention in the future, or that customers would not undertake to purchase attaching machines to enable the use of multiple sources of fasteners. In connection with the Company's global expansion strategy, it may, in certain cases, sell its attaching machines rather than lease them.

Broad Customer Base and Product Line   The Company's customers include many
large and well-known apparel and industrial manufacturing companies. In 1997, no single customer accounted for more than 7% of the Company's total net sales, and the Company's 10 largest customers accounted for approximately 28% of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends.

Reputation for High Quality   The Company has built its reputation by producing
high quality products designed and manufactured to precise specifications. The Company has developed many of the safety standards for infantswear adopted by the American Society of Testing Methods (the "ASTM"), and the Company's senior quality manager is currently chairman of the ASTM subcommittee responsible for establishing testing methodologies for the apparel fastener industry. These methodologies provide the basis for determining compliance with requirements for apparel set by the Consumer Products Safety Commission.

Experienced Management Team The Company's senior management team has an average of over 15 years of experience in the fastener industry. Since its formation in 1992, the management team has delivered significant revenue and EBITDA improvements by successfully reorganizing the business and positioning the Company for growth. Management has achieved these results by rationalizing existing operations and thereby reducing costs and increasing efficiencies, exiting an unprofitable product line and integrating domestic and international acquisitions. This team has identified, integrated and consolidated three significant acquisitions since 1992 and established a platform for international growth. The success of the Company depends to a large extent upon the abilities and continued efforts of its senior management, the loss of certain of whom could have an adverse impact on the Company.

The fastener industry is highly competitive. The Company currently faces significant domestic competition. Further, a number of companies in Asia, Europe, and South America that currently manufacture and sell fasteners have the capacity to quickly enter or expand their sales into the United States and other markets world wide. Moreover, the Company believes that both domestic and foreign companies that manufacture stamped metal parts and other products have the capacity to quickly and with little sunk cost shift production to fasteners. Finally, the apparel industry is a mature industry in the United States. As more manufacturers move their operations outside the United States, foreign manufacturers of fasteners will be in a better position to service those manufacturers.


BUSINESS STRATEGY

The Company seeks to enhance its ability to compete domestically and globally while increasing its net sales and operating cash flow by continuing to implement the following components of its business strategy:

Continue to Strengthen Customer Relationships The Company intends to continue to distinguish itself from competitors as a full-service provider. The Company will continue to foster long-term partnerships with its customers by providing a broad range of high quality products, consistent delivery performance, comprehensive product support, efficient attaching machinery and dedicated field service. The introduction of the Gemini attaching machine, which accommodates rapid and cost-efficient switching of fastener types and is designed to address ergonomic concerns, illustrates the Company's commitment to customer service. The Company also continues to develop and implement value-added services, such as specialized billing and delivery systems.

Reduce Customers' CPAF   The Company intends to develop new means to continue
its commitment to lower its customers' cost per attached fastener ("CPAF"). Customers incur significant costs beyond the unit price of fasteners; an individual fastener typically represents only 10% of an average customer's CPAF. CPAF is also a function of factors such as attaching speed, production errors, equipment downtime due to changeover and maintenance and the attaching machinery lease expense or cost. The Company's "total system" approach and its focus on CPAF are designed to reduce the remaining costs associated with the attaching of its fasteners.

Seek Higher Margin Specialty Applications   The Company intends to take
advantage of its diverse and flexible manufacturing capabilities to enhance its line of specialty applications, which offers higher margins. Examples of specialty applications are stainless steel buckles for football, hockey and cycling helmets; engineered eyelets for consumer electronics; and male/female connectors for batteries. The Company intends to develop new applications for current products, engineer new products and re-engineer those products obtained through acquisitions. Unlike smaller manufacturers, the Company possesses its own tooling, stamping, plating and finishing equipment and, therefore, can develop specialty applications without significant capital expenditures.

Strengthen "Retail Pull" The Company seeks to have large retailers specify the use of the Company's products in their private label apparel lines. The Company intends to expand its international opportunities by leveraging existing relationships with customers that move sourcing abroad and by expanding its distribution channels overseas to better serve them. The Company believes that the high quality of its products, its "total system" approach and its Asian distribution channels enhance the Company's ability to effect this strategy. There can be no assurance, however, that the Company will be successful in expanding its distribution channels abroad and thus leveraging existing relationships with such customers.

Leverage Existing Manufacturing Base   The Company intends to continue to
leverage its existing manufacturing base by incrementally expanding the capacity of the Clarkesville facility. By optimizing its operations, adding shifts and outsourcing particular activities, the Company believes that it can significantly increase the output of the Clarkesville facility with limited capital expenditures. Through the addition of increased revenue at minimal incremental fixed costs, the Company has been able to increase EBITDA margins. The Company expects to increase revenue through new product development and tuck-in acquisitions, such as the 1996 acquisitions of Rau and PCI, whose operations were consolidated into the Company's Clarkesville, Georgia facility. There can be no assurance, however, that the Company will be successful in identifying or effecting such tuck-in acquisition opportunities or that new products developed by the Company in the future will be successful.

Pursue Attractive Acquisition Opportunities   The Company will continue to
evaluate opportunities to expand its sales and product offerings through smaller, easily integrated domestic add-on acquisitions. The Company may also explore larger international acquisitions, primarily in Europe and Asia to enhance its ability to compete in the increasingly global fastener business. The criteria for identifying attractive acquisition candidates include (i) revenue potential, (ii) increases in manufacturing, production and other cost efficiencies and (iii) diversification and expansion of the Company's product lines and customer base. There can be no assurance, however, that the Company will be able to successfully identify suitable acquisition candidates, obtain financing on satisfactory terms, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. Also, once integrated, acquisitions may not achieve anticipated levels of revenue, profitability or productivity or otherwise perform as expected.

NORTH AMERICAN AND FOREIGN OPERATIONS

The Company's operations are located in the United States, Europe and Canada. Financial information by geographic area (the Company and Predecessor--KSCO) for 1997 and 1996 is as follows:

                                               1996            1997
                                             --------        --------
Net Sales by:
North America
    Domestic                                 $ 78,348        $ 77,764
    Export                                      3,275           7,196
  Europe                                       10,009          10,901
                                             --------        --------
                                             $ 91,632        $ 95,861
                                             ========        ========
Operating Income:
  North America                              $  6,509        $  7,506
  Europe                                          915             867
                                             --------        --------
                                             $  7,424        $  8,373
                                             ========        ========
Identifiable assets (at end of period):
  North America                              $ 97,795        $219,185
  Europe                                        6,071           7,017
                                             --------        --------
                                             $103,866        $226,202
                                             ========        ========

Transfers of product from North America to Europe were not material during the period presented above. Export sales from the United States include sales to customers in Europe, Asia and Latin America. As the Company's European operations were acquired in January 1996, export sales, operating profit and identifiable assets were immaterial in 1995.

PRODUCT OVERVIEW

Recognizing the opportunity to improve production while enhancing the services provided to customers, the Company has divided its operations into two main product groups: the Apparel Group and the Industrial Group. Creating both groups has provided the Company with several distinct business strengths. First, because each group services different customers, each possesses a greater appreciation for the needs and specifications of particular customers. Second, in focusing on their individual customer segments, each group improves the delivery and quality of the products and services it provides.

The following table sets forth, for the periods specified, the net sales and the percentage of total net sales contributed by each product category for the year ended December 31 (dollars in thousands):

                                     1993            1994            1995            1996            1997
                                -----------------------------------------------------------------------------
TOTAL NET SALES                       $65,066         $65,428         $66,388         $91,632         $95,861
APPAREL GROUP
    Net sales                         $43,964         $45,536         $46,309         $48,258         $53,262
    % of total net sales                 67.5%           69.6%           69.8%           52.6%           55.5%
INDUSTRIAL GROUP (1)
    Net sales                         $16,117         $14,175         $14,924         $19,747         $31,698
    % of total net sales                 24.8%           21.7%           22.4%           21.6%           33.1%
OTHER (2)
    Net sales                         $ 4,985         $ 5,717         $ 5,155         $23,627         $10,901
    % of total net sales                  7.7%            8.7%            7.8%           25.8%           11.4%

(1) Includes all Canadian operations.
(2) Includes (a) European operations, (b) the zipper product line, which was discontinued in 1995, and (c) Rau and PCI prior to their integration in April and October 1996, respectively, into the Clarkesville facility. Amounts also include Scovill Europe subsequent to the Rau and Daude acquisitions in January and March 1996.

APPAREL GROUP

Industry Overview

The apparel snap fastener market includes snap fasteners, tack buttons, rivets and burrs and excludes other apparel devices such as zippers, buttons and velcro. The apparel fastener market is large, with many customers and suppliers. The primary customers for apparel snap fasteners are manufacturers of basic garments such as jeans, infantswear, childrenswear and outerwear. Demand for apparel snap fasteners is related to apparel industry trends generally, which are affected by demographics. The production of each category of apparel depends upon population trends and consumer spending in each apparel category. According to U.S. Department of Commerce estimates, the value of domestic shipments of apparel and other finished textiles has averaged over 4% growth per year since 1976. During that time, the domestic apparel industry has exhibited low cyclicality, with the value of such shipments having increased in all but two years. In foreign markets, the Company believes expected population growth over the next several years and improved standards of living will result in
increased apparel sales abroad.   There can be no assurance, however, that such
factors will lead to increased sales. Competition, unforeseen economic downturns, an inability of the Company to expand its foreign distribution channels, and other factors could prevent increases, or result in decreases, in sales abroad.

Despite improvements in technology, manufacturing processes in the apparel industry are still quite labor-intensive. Because labor is such a significant cost component in apparel manufacturing, manufacturers in low-wage, developing countries enjoy a cost advantage over U.S. manufacturers. In response, many U.S. companies have been shifting assembly operations to low-wage countries or turning to foreign-based contractors in an effort to lower their production costs. As a result, some export growth has consisted of shipments of garment parts for assembly abroad and subsequent re-importation into the United States. The Company has been able to follow a large portion of its customers' production abroad, as evidenced by its more than 2,500 attaching machines located outside of the United States. In addition, in marketing to national accounts the Company will continue to implement its "retail pull" strategy by leveraging relationships with customers that move sourcing abroad and expanding its distribution channels overseas to better serve them.

Product Lines

The Company's Apparel Group is composed of three main product lines: Gripper, DuraMark and Attaching Machines.

The Apparel Group serves six garment product segments of the apparel business: infantswear, childrenswear, jeans, workwear, leisurewear/fashion and disposables. The Company competes in the apparel fastener business in the Americas, Asia, the Pacific Rim and Europe.

The Company has remained a leader in the apparel business through the manufacture and sale of its Gripper product line, which consists of a variety of fasteners such as ring sockets, segmented sockets, short and long prongs and western pearls. In addition, the Company has continued to grow its DuraMark product line, which consists of large snap fasteners, tack buttons, rivets and burrs. Through its "total system" approach, the Company leases approximately 8,000 attaching machines so that customers may attach the apparel fasteners to their apparel products. When viewed together, the Apparel Group's product offerings, attaching machines and support services have enabled the Company to provide a comprehensive fastener system that improves customer product quality and lowers customers' product costs. In connection with the Company's global expansion strategy, it may, in certain cases, sell its attaching machines rather than lease them.

The Company, in connection with its distributor in Asia, Acotex, seeks to increase distribution capacity in China and other countries in Asia. Management believes this expansion will allow the Company to maintain its customer base as U.S. manufacturers, seeking to reduce costs, seek sources for their products outside the United States and to enhance its ability to compete with local manufacturers and distributors. There can be no assurance, however, that the Company will be successful in expanding its distribution channels abroad and thus, leveraging existing relationships with such customers. The Company utilizes a "retail pull" strategy, whereby it seeks to have large retailers specify the use of the Company's products in their private label apparel lines. The Apparel Group also seeks to increase its customer base through the deployment of its new Gemini attaching machine. The ergonomically designed Gemini machine provides customers with high speed attaching capability and the ability to change types quickly and efficiently, through interchangeable hopper and feed units, a feature which most competitors' machines lack.

Gripper   Gripper is a type of snap fastener with a stud-and-socket design that was trademarked by the Company in 1937. Although Gripper is a versatile snap fastener that can be used on almost any type of garment, it is most commonly used with infantswear, toddler clothing, workwear, uniforms, western-style shirts and womenswear. The Company sells Gripper fasteners to some of the most widely recognized brand names in the infantswear and childrenswear industry, including OshKosh B'Gosh, William Carter and Gerber Childrenswear. In addition to apparel applications, Gripper fasteners are used in toys, wallets and a variety of other accessories.

The Rau acquisition has allowed the Company to increase its Gripper sales, as Gripper fasteners are now marketed to Rau's Klikit customers. The Company intends to reposition Klikit as the premium brand in the Gripper product line. In certain applications, Klikit's ring-socket design provides a competitive advantage against segmented-socket styles. The Gripper product line generally provides higher profit margins than other products in the Apparel Group.

DuraMark    The DuraMark product line includes large snap fasteners and tack buttons, rivets and burrs made from brass, steel, aluminum, zinc and copper. Large snap fasteners differ from Gripper fasteners in that they are based on a ring-socket design rather than the segmented-socket design used in Gripper fasteners. The Company's large snap fasteners are marketed under their trade names: Mighty-Snap and Maxi-Snap. Mighty Snap and Maxi-Snap fasteners are generally larger than Gripper fasteners and are normally used in apparel-related applications where greater strength is required, such as outerwear garments. Some of the Company's customers for these snap fasteners include such well-known names as OshKosh B'Gosh, Wrangler and Land's End.

Tack buttons are most commonly used as the waist-fastening button above the zipper on jeans or other types of pants. Tack buttons derive their name from the fact that they are attached to the garment from the back with a tack, rather than being sewn to the garment. Rivets and burrs are generally sold in tandem with tack buttons for reinforcement in stressed areas of heavy clothing such as jeans. In addition to being functional, tack buttons, rivets and burrs typically serve decorative functions. Accordingly, they have matching finishes and designs. They are produced in numerous sizes and colors and typically include a customer brand logo. Certain of the brand names which use the Company's tack buttons, rivets and burrs include Wrangler, Polo Ralph Lauren, The Limited Stores and Arizona Jean.

Attaching Machine Leases   The Company leases to its customers, pursuant to
short-term lease agreements (generally one year, subject to renewal, with a 60-day notice clause), approximately 8,000 attaching machines, which are used at customer locations to attach its products. The reliability and efficiency of the Company's attaching machinery, which include patented components, have proven to be key factors in maintaining a stable base of apparel fastener sales. In connection with the Company's global expansion strategy, it may, in certain cases, sell its attaching machines rather than lease them.

The attaching machines are used primarily for apparel products. They are used less frequently for industrial products because attaching machines are better suited for high volume, non-bulky items that can be readily fed through the guides at the point of attachment. Many industrial fasteners are attached by hand or as part of another manufacturing process.

The Company supplies its customers with three core models of apparel fastener attaching machinery that can be customized to customers' specifications through the addition of auxiliary attachments. The Company designs and assembles these machines and periodically reconditions them in its Clarkesville facility.

The following table sets forth the Company's active attaching machine base as of December 31, 1997:

                                   Number              % of Total
                                   ------------------------------
        United States              5,352                 64.5%
        Canada                       912                 11.0%
        Mexico                       645                  7.8%
        Caribbean                    593                  7.2%
        Other Europe                 218                  2.6%
        Belgium                      204                  2.5%
        Central America              169                  2.0%
        Asia                         143                  1.7%
        South America                 56                  0.7%
        Other                          1                    -
                                   --------------------------
        Total                      8,293                100.0%

Typically, as part of the leasing arrangements, the Company's field technicians provide on-site maintenance services with guaranteed 24-hour response time (primarily in the Americas). Some customers perform the maintenance themselves with Company-trained personnel. When machines require more comprehensive reconditioning services, they are sent to the in-house reconditioning center in Clarkesville.

INDUSTRIAL GROUP

Industry Overview

The industrial fastener market serves a wide range of manufacturers, including those in the marine textiles, automotive, aerospace, military, medical/surgical products, electronic equipment, sporting goods and consumer battery industries. Growth in this market is influenced by both the general economy and consumer purchases of electronics, automobiles, housing and footwear. The industrial fastener market is large and highly fragmented. The market is comprised of a variety of niche segments with specialized customers, competitors and products. The Company estimates that the industry segments in which it currently competes constitute less than 10% of the overall market. The Company believes that there is no dominant manufacturer that competes in all of its product lines, and the Company intends to broaden its participation through new products and product line extensions.

The businesses the Company serves with its DOT, PCI and Plastics product lines are largely in North America. The Company has made limited sales of DOT products in the European market. The Company plans to increase sales efforts through Scovill-Europe in Belgium. Other specialty fastener markets in Europe are currently served by Scovill-Europe in France.

The Company believes that there are opportunities to expand its product offerings to include electronic equipment (such as PC boards), consumer batteries (such as male and female connectors), identification bracelets (Tag Lock, one-time fasteners), and grommets and washers (such as leisure products and utility bags), among others.

Product Lines

The Company's Industrial Group is comprised of three main product lines: DOT, PCI and Plastic Fasteners.

Industrial fasteners are sold through direct sales and authorized distributors to a wide variety of customers, including manufacturers of marine textiles, sporting and recreational products, electronics, electrical equipment and footwear. The Company competes mostly in the specialty fastener market in the Americas (including Canada) and, to a more limited extent, in Europe and Asia.

The Company's acquisition of the DOT product line in 1991 has enabled it to supply heavy duty snap fasteners to additional industry segments, including marine textiles, automotive, luggage, medical, sporting and recreational, aircraft, military and health-related goods. The PCI product line, acquired in 1996, further expanded the Company's offering of industrial fasteners, which the Company has been able to sell through its existing DOT distribution channels. The Company's Plastic Fastener product line provides fasteners for a variety of end uses, including use with the Company's own Gripper and DuraMark products, as well as for those of Johnson & Johnson.

To remain competitive in the industrial fastener industry, the Company intends to focus on methods of improving plant efficiency and cost reduction. While investing in research and development to create new products and to re-engineer product lines acquired through acquisitions, the Company is also actively developing new applications for its current industrial products.

DOT and PCI Product Lines   DOT fasteners include large snaps, windshield clips,
turn buttons, screw studs, gypsy studs and other specialty fasteners. An advantage of certain DOT products is their locking feature. Examples of DOT products with a locking feature include Pull-the-DOT, which is a unidirectional lock designed to open only when properly aligned, and the Common Sense line, which has a positive locking feature that offers strength and durability. DOT fasteners are used for, among other things: marine textiles, automobiles, awnings, luggage, athletic outerwear, sporting goods, tents and packaging. DOT end-users include Micron, Samsonite, Boeing and NASA.

With the acquisition of PCI, the Company expanded its industrial product line to include footwear eyelets, grommets, washers, industrial eyelets, and specialty stampings. PCI end-users include Zenith, Converse and Eveready. The Company's supply division provides specialized setting tools and supplies so that PCI customers can customize third-party manufactured attaching machines to accommodate PCI fasteners. These products are largely able to utilize the DOT distribution channels.

Plastic Fasteners   The Company's plastic fastener line is principally composed of three products that are known by their trade names: Whipper Snap, Color Snap and Tag Lock. The Whipper Snap was the first plastic snap fastener. Each Whipper Snap is composed of four parts and employs a four-prong design that grips fabric securely without tearing. Currently, the Whipper Snap is the most important of the Company's plastic fasteners, measured by sales volumes, and is primarily sold for use in protective disposable medical apparel. Since late 1992, the demand for disposable medical garments has increased as a result of new OSHA regulations governing the medical profession.

Color Snaps are used in packaging and other non-apparel applications. The Tag Lock fastener is a one-way fastener that is most commonly used for one-time use identification bracelets such as hospital bracelets and amusement park entrance wrist bands.

MANUFACTURING OPERATIONS

Beginning in 1992, the Company reorganized its manufacturing operations, resulting in a substantial reduction in the number of employees and in total operating costs. The Company reduced its manufacturing employee headcount from 635 at the end of 1992 to 545 at the end of 1995, prior to the acquisitions of Rau and PCI. By integrating acquired operations into its Clarkesville facility, the Company has increased production volume at the facility, which has enabled it to absorb more fixed costs and indirect labor costs. In addition, the Company reorganized its manufacturing organization to focus on its product lines rather than production processes. The Company established five separate production units, each dedicated to a particular product line. These production units, in turn, are subdivided into a number of manufacturing cells. Each production unit consists of dedicated equipment, employees and management. As a result of the sale of its zipper line in February 1996, the Company was able to integrate the manufacturing operations of Rau and PCI at the Clarkesville facility.

The implementation of improved manufacturing techniques, including "Total Quality Management," "Statistical Process Control" and "Just In Time" inventory management, has substantially increased plant production throughout the Company by reducing bottlenecks, improving material flows and focusing the Company on manufacturing process improvements. The Company regularly performs maintenance under "Total Preventative Maintenance" practices on its machines and equipment to reduce downtime and improve production efficiency. Additional examples of improved techniques implemented by the Company include the establishment of corrective action teams, educational programs for manufacturing employees and vendor-certification programs.

In conjunction with the restructuring of the Company's manufacturing organization and implementation of improved manufacturing techniques, the Company commenced a value-added capital expenditures program. This program emphasizes investments that improve the efficiency of the Company's manufacturing operations, increase product quality, enhance the safety of workers and in some cases, require a reduction in the number of employees. These initiatives have significantly lowered the Company's manufacturing costs and have contributed to improved gross margins.

The manufacture of a majority of the Company's products begins with the stamping of the relevant raw material. Some products are formed through a series of stamping steps using progressive dies while others are formed through a single stamping step using sophisticated forming dies. These products are then cleaned to reduce lubricant residues and prepare the surface for finishing before being assembled and packed for shipping. To facilitate shipping, the Company works with several different common carriers and its manufacturing facility is readily accessible to the interstate highway system. Availability and cost of transportation are not competitive factors affecting the Company's business.

The Company defines capacity by individual manufacturing cells within five product line-oriented production units, as opposed to functional processes such as stamping or plating. The Company believes it has sufficient manufacturing capacity in each of its product lines, including the recently acquired Rau and PCI product lines, to meet current customer demands, including anticipated growth thereof. By optimizing its operations, adding shifts and outsourcing particular activities, the Company believes that it can significantly increase the output of the Clarkesville facility with limited capital expenditures.
There can be no assurance, however, of such a result. The inability of the Company to attract an adequate number of skilled employees, an unanticipated need for greater capital expenditures, and other unpredictable factors could prevent such increases in output or cause any such increases to be significantly more expensive than anticipated.

INSURANCE

The Company maintains property insurance, liability insurance, business interruption insurance and other insurance policies customary to the manufacturing industry. The Company believes that its policies are sufficient to cover any potential loss or liability that is likely to arise in the future.

RAW MATERIALS

The prices of raw materials are subject to volatility. The Company's principal raw materials are brass, steel, zinc, nickel alloys, and plastic resins, of which brass is the most significant. These raw materials are commodities that are widely available.

The Company seeks to minimize the impact of price volatility through hedging practices. The Company has hedged a substantial portion of its expected raw material needs, largely for brass, through June 1998. To the extent that the price for the Company's remaining needs increases before prices are set, there can be no assurance that the Company will be able to set the price low enough to enable the Company to achieve adequate margins on finished products, although it has in the past been able to pass a portion of any price increase in materials to its customers.

The Company has strong relationships with many of the largest suppliers of raw and processed materials in the United States. The Company's policy is to establish arrangements with select vendors, based upon price, quality, and delivery terms. By limiting the number of its suppliers, the Company believes that it obtains materials of consistently high quality at favorable prices. In addition to purchase contracts, the Company has tolling agreements with some of its suppliers whereby the suppliers reprocess the Company's scrap for a fixed charge. These relationships afford the Company certain purchasing advantages, including stable supply and favorable pricing arrangements. The Company believes it is able to obtain favorable pricing of raw materials as it achieves greater production, due to its ability to place larger orders with commodity suppliers. A portion of these cost savings can then be passed on to the Company's customers.

MARKETING AND SALES

The Company's sales and marketing organization consists of four functional areas: sales, customer service, field service and product support. These four areas work in close cooperation with one another in an effort to maximize the

Company's sales revenue and to offer superior customer service. The general marketing strategy of the Company is to differentiate itself from other fastener manufacturers by offering a full range of premium branded products and services. Components of this strategy include offering attaching machine service, engineering and sales support through the maintenance of a network of service personnel, a large direct field sales organization, applications engineering, and product design and development.

Sales   After the Rau and PCI acquisitions, the Company divided its sales personnel between the Apparel and Industrial Groups. The sales organization is further divided by domestic U.S. regions. Regional sales managers have supervisory and administrative responsibility for the sales personnel in their respective regions, as well as direct sales responsibility for certain large regional accounts.

The Company sells its products through separate apparel and specialty industrial sales forces. Products in Europe are sold through a combination of direct sales in Belgium and France, as well as through distributors in fifteen European countries. The Company has a distribution agreement with Acotex, which provides the Company with expanded distribution capability (including local finishing and stocking of products) in Southeast Asia.

Marketing   The Company services lower volume customers (particularly DOT customers) through a telemarketing office in Clarkesville, Georgia, which enables the Company to reach a large number of diversified customers throughout the United States in a cost-effective manner.

To reach its markets, the Company employs a general promotional mix, utilizing a direct field sales staff, a telemarketing group and authorized distributors. The sales activity is supported by participation in trade exhibitions, as well as a full advertising program in trade publications. Other promotional activities include publicity announcements, entertainment functions, advertising novelties and a Company website.

Customer Service     The Company provides customers with a "total system"
approach, which includes the fasteners, attaching equipment and dedicated field service. The Company believes that its sales depend on in-depth knowledge of customer manufacturing procedures, responsiveness to product design changes, consistent product quality, timely delivery, and efficient and reliable attaching machinery. Typically, the buying decision requires a consensus among the customer's plant managers, plant engineers and merchandising and purchasing personnel. The Company's sales force has been able to develop and maintain long-term customer relationships. The Company's customer service center is located in Clarkesville, Georgia and is dedicated to handling customer orders. The center is staffed by twelve customer service representatives. These representatives work with the Company's sales personnel and customer purchasing representatives to process orders and ensure that all specifications are met. The customer service center also handles inquiries regarding order changes, delivery and billing.

Field Service    The Company provides product support through a dedicated field service organization.

These service representatives regularly visit customer locations. Through the service representatives, the Company is able to minimize the downtime of its attaching machinery and increase machine efficiency, hence reducing CPAF for its customers.

Product Support     The Company's product support includes a quality assurance department that maintains an applications laboratory staffed by an applications engineer and technicians. The applications laboratory performs a variety of tests, including strength and durability testing, in order to evaluate the suitability of a fastener for a customer's application. The Company's engineering department employs dedicated graphics designers. These designers work with a CAD/CAM system to adapt customers' logo designs to the Company's fastener products. The Company also has a dedicated research and development department, staffed by four full-time employees, which focuses on new product development and manufacturing process improvements.

Backlog     At each of December 31, 1997 and 1996, the Company had an order backlog of approximately $9.4 million. Management does not believe that a material amount of orders constituting such backlog at December 31, 1997 will remain unfilled by the end of May 1998.

Customers     The Company serves two major markets: apparel and industrial. The
Apparel Group serves six primary market segments, consisting of infantswear, childrenswear, jeans, workwear, leisurewear/fashion and disposables. The Industrial Group serves six primary market segments, consisting of automotive, marine textiles, military, leather, sporting goods and medical.

In 1997, no single customer accounted for more than 7% of the Company's total net sales, and the Company's 10 largest customers accounted for approximately 28% of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends. The Company plans to expand its customer base by introducing new products and developing applications for existing products.
The loss of any single customer would not have a material adverse effect on the Company.

Competition The Company operates in a highly competitive environment. Some of the Company's competitors have greater financial resources and may be less leveraged than the Company. As a result of its presence in both the apparel and industrial markets and the diversity of its products, the Company believes that no single competitor competes with the Company across the entire range of the Company's product lines.

Although the primary competitive factors for the Company's products vary somewhat across different product categories, the principal factors influencing competition are breadth of product line, cost of raw materials, cost of attaching machinery, price, quality and customer service. Brand recognition is also a differentiating factor in the Apparel Group, which includes the Gripper product line, and in the Industrial Group, which includes the DOT product line. The Company believes that it has remained competitive by developing strong customer relations based on its ability to supply quality products while minimizing the customer's CPAF and utilizing its "total system" approach.

Other factors affecting the Company's ability to compete domestically and internationally include the ability of domestic and foreign manufacturers of fasteners and other stamped metal products to move capacity quickly into production in the industry segments in which the Company sells its products. As a result, the Company faces price competition from a number of sources.

Trademarks and Patents      The Company currently uses numerous trademarks and
trade names in its business, including Color Snap(R), Common Sense, DOT(R), DuraMark(R), Gemini TM, Gripper(R), Klikit(R), Maxi-Snap TM, Mighty-Snap TM, PCI TM, Pull-the-DOT(R), Tag Lock TM, and Whipper Snap(R). In addition, the Company owns 19 patents relating to its fasteners and attaching machinery and it has 3 patents pending. Although the products and services underlying such trademarks and patents have achieved significant brand recognition and, as a result, are of significant economic value, the Company does not believe that any individual trademark or patent is of material importance to the Company's business.

The Company also relies upon trade secret protection of its confidential and proprietary information. The Company routinely enters into confidentiality agreements with both high- and low-level employees. There can be no assurance that such measures will be successful or that competitors will not be able to discover the trade secrets on their own.

GOVERNMENTAL REGULATIONS

A number of regulations affect the Company's business. The Company believes that it complies substantially with all laws and regulations affecting its business and that it does not have any material liabilities under such laws and regulations. The Company also believes that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's capital expenditures, earnings or competitive position. See also "Legal Proceedings - Environmental Matters."

EMPLOYEES

As of December 31, 1997, the Company employed 886 people. Approximately 171 were employed in administrative and sales positions and 715 were employed in manufacturing positions. None of the Company's employees at the Clarkesville or the Montreal facilities is represented by a labor union. The 84 non-management employees at the Belgium facility may belong to a labor union, but under Belgian law, such membership is not required to be disclosed to the Company.

The Company believes that its relationships with its employees are satisfactory. Because of its dependence on apparel manufacturers and other customers, however, the Company may be adversely affected by labor strikes, work slowdowns and walkouts at the manufacturing facilities of such manufacturers or other customers.


ITEM 2.  PROPERTIES

The Company's U.S. manufacturing facilities are situated on 31 acres owned by the Company in Clarkesville, Georgia (approximately 90 miles northeast of Atlanta, Georgia) and include a 230,000 square foot building used for manufacturing and administration, as well as a 26,400 square foot attaching machine center. The Company also leases manufacturing facilities in Montreal, Canada, and owns a manufacturing facility in Braine le Comte, Belgium.

The Company maintains a central distribution warehouse at its facility and satellite warehouses in Texas and Mexico. Its products are also available from distributor facilities located throughout the United States and in Western Europe, Central America, South America, and the Far East. The Company intends to use its facilities in Belgium, acquired in connection with the Rau acquisition, to increase the distribution of its products in Europe. Goods are packaged to meet market needs for safe handling and effective storage, and customized packaging is available for distributors in select market channels such as the marine product line.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is named in claims involving manufacturers, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ENVIRONMENTAL MATTERS

Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws").

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, provide for responses to and liability for releases of certain hazardous materials into the environment. These obligations are imposed on the current owner or operator of a facility, the owner or operator of a facility at the time of disposal of hazardous materials at the facility, any person who arranged for the treatment or disposal of hazardous materials at the facility, and any person who accepted hazardous materials for transport to a facility selected by such person. Liability under CERCLA is strict, and may be joint and several. Certain federal Environmental Laws, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state and local Environmental Laws, regulate air emissions, water discharges, hazardous materials and wastes, and require public disclosure related to the use of various hazardous materials. The Company's operations are also governed by Environmental Laws relating to workplace safety and worker health, primarily pursuant to the federal Occupational Safety and Health Act, as amended. Compliance with Environmental Laws may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Environmental Laws are subject to frequent amendment and have historically become increasingly stringent. The Company is currently subject, and may in the future be subject, to liability under Environmental Laws for remediation of contamination at currently or formerly owned or operated facilities including, presently, remediation at its Clarkesville, Georgia facility. In addition, from time to time, the Company has been cited for violations of Environmental Laws. The sanctions for failure to comply with such Environmental Laws can include significant civil penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws. In the event of liability under Environmental Laws, the Company intends to pursue available statutory and contractual remedies, including any applicable rights of contribution and indemnification from predecessors in interest. However, there can be no assurance that the Company will prevail in connection with any such claims.

As of December 31, 1997, the Company had reserves of approximately $3.1 million for environmental liabilities. Of the total reserve for environmental liabilities, $2.7 million represents contractual payments to a former parent. Because Environmental Laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future.

The nature of the Company's current and former operations, and those of its predecessors, exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws, and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the cash flow, financial condition or results of operations of the Company. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Neither Holdings nor Fasteners has a class of capital stock, including their respective classes of common stock, registered pursuant to the Securities Exchange Act of 1934, as amended. There is no established public trading market for the Common Stock. Holdings has never declared or paid any cash dividends on its Common Stock. In connection with the Transactions, the Company entered into an agreement with Saratoga pursuant to which the Company will pay a management fee of $150,000 per quarter to Saratoga. Fasteners anticipates paying this fee by declaring quarterly dividends on its common stock. Holdings will then pay the fee to Saratoga. Holdings is restricted by the terms of the New Credit Facility from paying dividends or making other distributions on its capital stock. Fasteners is restricted by the terms of the indenture governing the Notes (the "Indenture") and by the terms of the New Credit Facility from paying dividends or making other distributions on its capital stock. The Indenture and the New Credit Facility permit Fasteners to pay dividends to Holdings in specified amounts for Holdings to pay certain management fees to Saratoga and to pay its legal, accounting and other operating expenses. Other than such dividends by Fasteners to Holdings, neither Holdings nor Fasteners anticipates paying dividends or making other distributions on their capital in the foreseeable future. See "Certain Relationships and Related Transactions--Transactions with Saratoga." Aside from this quarterly dividend, both Holdings and the Company anticipate retaining their earnings for development and expansion of the Company's business and do not anticipate paying other cash dividends in the foreseeable future.

In connection with the Saratoga Acquisition, the Company issued the Notes in reliance upon the exemptions from registration provided in Section 4(2) and under Rule 144A of the Securities Act (the Initial Offering). The proceeds of the Initial Offering were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of Fasteners. Following the mergers described in "Business," the Notes became obligations of Fasteners. Subsequent to the Saratoga Acquisition, the Notes were exchanged for a like principal amount of New Notes in an exchange offer registered with the SEC.

On November 26, 1997, in connection with the Saratoga Acquisition, Saratoga and certain other investors made a $36.6 million equity investment in Holdings (the Saratoga Investment), consisting of the purchase of (i) 3,655,500 shares of Common Stock for $0.4 million and (ii) 3,655,500 shares of Series B Preferred Stock for $36.2 million. Management and the Chairman of the Board of Holdings rolled over $3.4 million of their stock options in KSCO into options to purchase Common Stock and Series B Preferred Stock (the Management Investment). Concurrent with the Initial Offering, Holdings sold, for gross proceeds of $10.0 million, 100,000 Units, each Unit consisting of $100 liquidation preference of Senior Preferred Stock and one Warrant to purchase Common Stock (the Units Offering). The net proceeds of the Saratoga Investment, the Management Investment and the Units Offering totaled $49.5 million, after fees and related expenses to Holdings of $0.5 million. Holdings contributed such net proceeds to Fasteners in the form of common equity. Based on the private nature of these investments and the financial sophistication of the parties involved, each of these transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act.

Proceeds from each of the above transactions were used to finance the purchase price of the Saratoga Acquisition, repurchase attaching machinery subject to the Synthetic Lease, repay the Existing Credit Facility and pay related fees and expenses.

In February 1998, Holdings sold an additional 1,000,000 shares of each of Common Stock and Series B Preferred Stock for approximately $10.3 million, which sale was also exempt from registration pursuant to Section 4(2) of the Securities Act because of the private nature of the transaction and the financial sophistication of the purchaser involved. The proceeds from this sale were used to redeem the outstanding Senior Preferred Stock and Warrants.

ITEM 6.  SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA
                             (Dollars in thousands)

The following table presents selected historical financial data of the Company, Predecessor-KSCO and Predecessor-Alper as of the dates and for the periods indicated, including the results of operations of acquired companies from their respective dates of acquisition. The financial data as of December 31, 1997 and for the period from November 26, 1997 to December 31, 1997 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The financial data as of December 31, 1995 and 1996 and for the period from January 1, 1995 to October 17, 1995, the period from October 17, 1995 to December 31, 1995, the year ended December 31, 1996, and the period from January 1, 1997 to November 26, 1997 have been derived from the consolidated financial statements of Predecessor-Alper and

Predecessor-KSCO audited by Arthur Andersen LLP, independent public accountants. The financial data for the year ended December 31, 1994 and 1993 have been derived from the consolidated financial statements of Predecessor-Alper audited by Deloitte & Touche LLP, independent auditors. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.


                SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                            (Dollars in thousands)

The consolidated financial statements of the Company, the Predecessor-KSCO and the Predecessor-Alper are not comparable in certain respects.

                                                                      PREDECESSOR - ALPER                    |
                                                        -----------------------------------------------      |
                                                                                                             |
                                                               YEAR ENDED              PERIOD FROM           |
                                                        ------------------------     JANUARY 1, 1995         |
                                                            1993         1994      TO OCTOBER 17, 1995       |
                                                        -----------  -----------  ---------------------      |
                                                                                                             |
STATEMENT OF OPERATIONS DATA                                                                                 |
                                                                                                             |
Net sales                                                 $65,066        $65,428        $53,589              |
                                                                                                             |
Gross profit                                               15,988         18,383         13,329              |
                                                                                                             |
Operating income                                            1,480          7,438          5,187              |
                                                                                                             |
Income (loss) before income taxes and                                                                        |
 extraordinary loss                                        (3,577)         2,975          1,164              |
                                                                                                             |
Net income (loss) available to common stockholders (1)    $(3,414)       $ 2,341        $ 1,164              |
                                                          =======        =======        =======              |
                                                                                                             |
                                                           PREDECESSOR - ALPER                               |
                                                        ---------------------------                          |
                                                               DECEMBER 31,                                  |
                                                        ---------------------------                          |
                                                            1993           1994                              |
                                                        ------------   ------------                          |
BALANCE SHEET DATA                                                                                           |
                                                                                                             |
Working capital                                           $11,141        $ 7,810                             |
Total assets                                               72,521         76,448                             |
Total debt (2)                                                  -         14,516                             |
Redeemable preferred stock                                      -         19,439                             |
Stockholders' equity (3)                                   37,369         29,043                             |

                                                                        PREDECESSOR - KSCO                    |      COMPANY
                                                     -------------------------------------------------------- |  ------------------
                                                                                                              |
                                                         PERIOD FROM        YEAR ENDED       PERIOD FROM      |    PERIOD FROM
                                                       OCTOBER 17, 1995    DECEMBER 31,   JANUARY 1, 1997 TO  |    INCEPTION TO
                                                     TO DECEMBER 31, 1995      1996       NOVEMBER 26, 1997   |  DECEMBER 31, 1997
                                                     --------------------  ------------  -------------------- |  ------------------
                                                                                                              |
STATEMENT OF OPERATIONS DATA                                                                                  |
                                                                                                              |
Net sales                                                   $12,799          $91,632            $89,167       |       $6,694
                                                                                                              |
Gross profit                                                  3,446           27,032             25,164       |        2,103
                                                                                                              |
Operating income                                              1,380            7,424              7,746       |          627
                                                                                                              |
Income (loss) before income taxes and                                                                         |
 extraordinary loss                                             274            1,021              2,431       |         (704)
                                                                                                              |
Net income (loss) available to common stockholders (1)      $   116          $  (852)           $ 1,319       |       $ (781)
                                                            =======          =======            =======       |       ======
                                                                                                              |
                                                                                                              |
                                                                PREDECESSOR - KSCO                            |      COMPANY
                                                          -----------------------------                       | -------------------
                                                                  DECEMBER 31,                                |     DECEMBER 31,
                                                          -----------------------------                       | -------------------
                                                             1995              1996                           |        1997
                                                          ----------      -------------                       | -------------------
BALANCE SHEET DATA                                                                                            |
                                                                                                              |
Working capital                                             $ 6,688         $ 17,562                          |      $ 15,815
Total assets                                                 88,577          103,866                          |       226,202
Total debt (2)                                               41,538           37,718                          |       129,848
Redeemable preferred stock                                        -                -                          |         9,400
Stockholders' equity (3)                                     18,263           21,421                          |        31,409

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA


(1) In January 1996, the Company refinanced its previously existing credit agreements with the Existing Credit Facility, which resulted in an extraordinary after-tax charge of $950 in the first quarter of 1996 from the write-off of related deferred financing costs.

(2) Excludes off-balance sheet financing pursuant to the Synthetic Lease, proceeds of which were applied toward repayment of debt of $31,268 in November 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

(3) Stockholders' equity includes affiliate advances, demand notes and debentures from Predecessor-Alper's parent at December 31, 1993 and 1994 of $62,046 and $31,237, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto. All dollar figures have been rounded to the nearest one-tenth of one million for presentation purposes.

GENERAL

The Company, whose business has been in continuous operation since 1802, is a designer, manufacturer and distributor of apparel and specialty industrial fasteners. The Scovill name is the oldest and one of the most well-known brands in the fasteners industry. The Company has achieved and maintained its reputation by offering its customers an integrated system of high quality fasteners, proprietary attaching machines, technical service, on-site maintenance and customized applications and design services tailored to individual customer needs. The Company has two main product groups: the Apparel Group and the Industrial Group. For the periods covered by the financial statements included in this Report, the Company does not account for the results of operations of its subsidiaries in the Apparel Group or the Industrial Group.

Revenues include sales of fastener products and rental income from the leasing of attaching machines to customers. Cost of sales includes the costs of raw materials, labor and variable and fixed manufacturing overhead. Selling, general and administrative expenses ("SG&A") consist primarily of salaries and benefits paid to sales and administrative personnel, commissions, and travel, marketing and advertising expenses.

On October 17, 1995, Fasteners was acquired by Predecessor-KSCO (referred to as the "Kohlberg Acquisition"), which was organized by Kohlberg & Co. for the purpose of acquiring the capital stock of Fasteners. The Kohlberg Acquisition was accounted for using the purchase method of accounting. Financial information for periods prior to October 18, 1995 are for Fasteners when it was a wholly-owned subsidiary of Predecessor-Alper. Similar to the Saratoga Acquisition, the Kohlberg Acquisition and the related application of purchase accounting resulted in changes to the capital structure of Predecessor-Alper and the historical basis of various assets and liabilities. The effect of such changes significantly impairs the comparability of the financial position and results of operations of Predecessor-Alper, Predecessor-KSCO and the Company.

The Company ceased operations of the unprofitable zipper product line in late 1995 and sold the line in February 1996. In 1996, the Company relocated the PCI machine tool business of PCI to Scovill Canada and opened a sales, warehouse and machine repair center in Torreon, Mexico. A new distribution network was also established in Asia in late 1996.

During 1996, the Company acquired three companies and integrated their operations into existing facilities. On January 24, 1996, the Company acquired Rau, a Rhode Island apparel fastener manufacturer, for $7.9 million and PCI, a Massachusetts-based eyelet manufacturer, for $15.6 million. The Rau acquisition expanded the Company's customer base in its existing product offerings. Rau's Klikit brand was integrated into the Gripper line. In April, Rau's domestic facility was closed, relocated and integrated into the Company's Clarkesville, Georgia facility. The Company consolidated the Rau Canada operation with the Scovill Canada facility. PCI's operations were integrated into the Clarkesville, Georgia facility in October 1996. In March 1996, the Company also purchased Daude, a French fastener manufacturer, for $2.5 million, which was integrated into the Scovill-Europe facility in Belgium in June 1996. The Rau, PCI and Daude acquisitions were accounted for using the purchase method of accounting and, as a result, the Company's financial statements include the results of operations of Rau, PCI and Daude from their dates of acquisition.

In November 1996, the Company refinanced its attaching machinery under a Synthetic Lease (the "Synthetic Lease") with General Electric Capital Corporation ("GECC"). Pursuant to the Synthetic Lease, GECC leased to the Company various fastener equipment, which the Company then subleased to its customers. The Company originally sold the equipment to GECC for $31.3 million. The lease was accounted for as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Proceeds from the Synthetic Lease were used to repay a term loan under the Existing Credit Facility. The Synthetic Lease was terminated, and the equipment subject thereto repurchased, in connection with the Transactions. See "Business" and the Consolidated Financial Statements hereto. The Company entered into the Synthetic Lease transaction to benefit from the increased short-term liquidity resulting from the proceeds of the sale of the equipment in November 1996. The Company decided to terminate the Synthetic Lease because it determined that the Synthetic Lease would be inconsistent with its global expansion strategy, which may call for the Company, in certain cases, to sell its attaching machines (rather than lease them). In addition, rental payments under the Synthetic Lease were greater than amortization payments on the Term Loan (proceeds of which were used to repurchase the equipment subject to the Synthetic Lease).

SAI and Holdings, were formed by Saratoga in 1997 to effect the acquisition of Fasteners. Pursuant to a Stock Purchase Agreement, SAI, a wholly-owned subsidiary of Holdings, purchased all of the capital stock of Predecessor-KSCO on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the Transactions). Concurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers.

The results of operations of the Company and Predecessor-KSCO have been combined for purposes of discussion of the results of operations for fiscal year 1997. The results of operations of Predecessor-Alper and Predecessor-KSCO have been combined for purposes of discussion of the results of operations for fiscal year 1995.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 (COMBINED COMPANY AND PREDECESSOR-KSCO)
COMPARED WITH FISCAL YEAR 1996

Net Sales   Net sales increased $4.3 million, or 4.6%, from $91.6 million to
$95.9 million. The increase of $1.9 million, or 2.0%, was attributable, in part, to receipt of revenues from the former Rau and PCI operations for a full twelve months in 1997, compared to approximately eleven months of revenues in 1996, measured from the dates of acquisition. Strong jeans and denimwear orders also contributed approximately $1.7 million, or 1.8%, of additional overall Apparel Group sales. The Company's international subsidiaries also experienced increased sales, resulting from the acquisition of Daude. These increases were partially offset by initial sales declines resulting from customer concerns relating to publicized workforce unrest due to the relocation of the PCI operations from New Bedford, Massachusetts to Clarkesville, Georgia during the latter part of 1996. The PCI facility in New Bedford was closed in October 1996. Employees of this facility who were not relocated or chose not to be relocated received severance and other benefits subject to the shutdown agreement negotiated between the labor union representing the employees and the Company. The Company no longer has any employees in New Bedford.

Gross Profit   Gross profit increased $.3 million, or 0.9%, from $27.0 million to $27.3 million. Gross margin decreased from 29.5% to 28.4%. The cost of goods sold in 1997 includes rental expense of $4.7 million related to the Synthetic Lease. Without the effect of the Synthetic Lease transaction, gross profit would have increased by an additional $.9 million to $28.2 million, and gross margin would have increased to 29.4%, of which $0.8 million resulted primarily from the Company's relocation and integration of operations from the Rau, PCI and Daude acquisitions during 1996. In the case of the Rau and PCI integrations, additional manufacturing volume at the Clarkesville facility absorbed a greater portion of fixed costs.

Selling, General and Administrative Expenses     SG&A decreased $1.3 million, or
7.2%, from $17.1 million to $15.8 million. The decrease was primarily attributable to reductions, in late 1996, in the number of salespeople after integration of the Rau and PCI operations and the related decrease in travel, advertising and commission expenses. SG&A was 16.5% of net sales for 1997 compared to 18.6% for 1996.

Operating Income    Operating income increased $1.0 million, or 12.8%, from $7.4 million to $8.4 million. The increase was primarily attributable to acquisitions stemming from SG&A reductions and increased volume.

Interest Expense     Interest expense decreased $1.0 million, or 17.5%, from
$5.9 million to $4.9 million. This decrease was attributable to the repayment of
indebtedness with proceeds from the Synthetic Lease.   Interest expense was $1.2
million from November 26, 1997 through December 31, 1997 as a result of the Initial Offering and the Term Loan used to finance the Saratoga Acquisition.

Income Tax Provision    The provision for income taxes was $1.1 million in 1997
compared to $.9 million for 1996.

Net Income     Net income for 1997 was $.5 million compared to a loss of $.9 million in 1996 (all of which was attributable to an extraordinary loss related to the early extinguishment of debt in January 1996). The remaining impact was attributable to the factors discussed above.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995 (COMBINED PREDECESSOR-KSCO AND PREDECESSOR-ALPER)

Net Sales     Net sales increased $25.2 million, or 38.0%, from $66.4 million to
$91.6 million. This increase was primarily attributable to increased sales volume as a result of the 1996 acquisitions of Rau, PCI and Daude. The Rau acquisition increased revenues in both apparel and industrial fasteners. The PCI acquisition was a product line extension that increased industrial fastener sales. Finally, the Daude acquisition, also a product line extension in Europe, increased the Company's European sales.

Gross Profit   Gross profit increased $10.2 million, or 61.1%, from $16.8 million to $27.0 million. Gross margin increased from 25.3% to 29.5%. The increases in gross profit and margin were primarily the result of the Company's acquisitions in early 1996. The Rau and Daude facilities were operated until April 1996 and June 1996, respectively, when operations from the Rau facility were relocated to the Company's main manufacturing facility in Clarkesville and the Daude operations were relocated to the Company's facility in Belgium. The PCI facility was operated through October 1996. To a lesser extent, the Company's increases in gross profit reflected absorption of a greater percentage of fixed costs at the Clarkesville facility as a result of relocating the acquired operations.

Selling, General and Administrative Expenses     SG&A increased $7.4 million, or
76.7%, from $9.6 million to $17.1 million. The increase was a result of the addition of administrative and selling personnel from the acquired companies. SG&A was 18.6% of net sales for 1996 compared to 14.5% for 1995. This increase was due to the expenses related to duplicate functions and administrative operations of the acquired businesses prior to their integration into the Company's existing operations.

Operating Income   Predecessor-KSCO's operating income for 1996 was $7.4 million compared with Predecessor-KSCO's $1.4 million for the period from October 17, 1995 to December 31, 1995, or $6.6 million on an annualized basis. The increase was attributable to the Company's acquisitions and increased sales volume in 1996.

Interest Expense Predecessor-KSCO's interest expense for 1996 was $6.0 million compared with Predecessor-KSCO's $0.9 million for the period from October 17, 1995 to December 31, 1995, or $4.3 million on an annualized basis. This increase was primarily attributable to the additional debt incurred under the Existing Credit Facility in January 1996 in connection with the Rau and PCI acquisitions.

Income Tax Provision   Predecessor-KSCO's income tax provision for 1996 was $0.9
million compared with Predecessor-KSCO's $0.2 million for the period from October 17, 1995 to December 31, 1995, or $0.8 million on an annualized basis.

Net Income   Predecessor-KSCO's net loss for 1996 was  $0.9 million (all of which was attributable to an extraordinary item related to the extinguishment of debt in connection with the Rau and PCI acquisitions) compared with Predecessor-KSCO's net income of $0.1 million for the period from October 17, 1995 to December 31, 1995, or $0.6 million on an annualized basis.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company derived its cash from funds generated by operations and from third-party financings, including the Existing Credit Facility. As of December 31, 1997, no borrowings were outstanding under the Revolving Credit Facility. In December 1997, the Company issued $100 million of Notes in the Initial Offering. The proceeds of the Initial Offering were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements through 1998.

Capital Expenditures

The Company's capital expenditures during 1997 aggregated approximately $37.5 million, of which $30.2 million represented the repurchase of attaching machines previously under the Synthetic Lease. Other expenditures were primarily for reconditioning and purchases of attaching machines and plant machinery and equipment. Capital expenditures for 1998 and 1999 are expected to be less than $5.0 million per year.

Cash Flows

Net cash provided in the Company's operating activities was $4.3 million for 1997. Principal working capital changes included increases of $1.9 million and $5.8 million in accounts receivable and inventory, respectively. The Company's cash used in investing activities during 1997 was $143.2 million related principally to the Saratoga Acquisition of $94.6 million, repayment of the Synthetic Lease and capital expenditures. Net cash provided by financing activities was $142.7 million, reflecting $128.0 million of debt issued in connection with the Saratoga Acquisition and $29.5 million of the issuance of Holdings' preferred stock and $20.0 million of the issuance of Common Stock.

Net cash used by the Company's operations in 1996 was $1.4 million. Principal working capital changes included a $6.2 million increase in inventory, a $4.0 million decrease in accrued liabilities and a $3.0 million increase in accounts payable. The Company's cash provided by investing activities during 1996 was $2.6 million, of which $31.3 million represented proceeds from the Synthetic Lease transaction, net of $25.3 million related to the Rau and PCI acquisitions, including acquisition costs. Additionally, the Company had capital expenditures of $5.7 million. Net cash used in financing activities was $1.0 million, reflecting a net decrease in borrowings under the Credit Facility of $5.0 million and $4.0 million related to the issuance of the Company's common stock.

The Indenture and the New Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

Impact of the Transactions

The Transactions had a material impact on the Company's financial condition and will have a material impact on the Company's results of operations and cash flows. The Transactions resulted in the Company's consolidated total long-term debt increasing from $40.1 million (excluding off-balance sheet financing pursuant to the Synthetic Lease of $31.3 million) to $129.9 million and its stockholders' equity increasing from $22.8 million to $31.4 million. The Transactions will result in increased amortization, depreciation, and interest expense. Scheduled debt repayments are $1.5 million in 1998, $3.3 million in 1999, $5.3 million in 2000, $6.2 million in 2001, $6.0 million in 2002 and
$107.2 million (including the Notes) thereafter.

In addition, the Saratoga Acquisition was reflected using purchase accounting, with the excess of the purchase price over the fair value of the Company's identifiable net assets (such excess represents $86.2 million) being classified as goodwill. Therefore, the amortization expense of the Company is significantly higher than the amortization expense of Predecessor-KSCO.

INFLATION

Inflation had a nominal impact on operations during the last three years. Increases in operating costs were consistent with the general inflation rate and were offset by management cost control measures and productivity improvements.

HEDGING ACTIVITIES

Since late 1995, the Company has entered into certain hedging transactions regarding its raw material purchases. The Company regularly purchases copper and zinc call and put options that are regularly traded on exchanges. These transactions (commonly referred to as "Bull Spreads") attempt to effectively ensure maximum and minimum net purchase costs. At December 31, 1997, the Company had outstanding (i) call options covering 2,175,000 pounds of copper, expiring from January through July 1998 with exercise prices ranging from $0.89 to $1.188 per pound, and (ii) put obligations covering 1,450,000 pounds of copper, expiring from January through July 1998 with exercise prices of $0.765 per pound. At December 31 , 1997, the Company also had outstanding (i) call options covering 1,450,000 pounds of zinc, expiring from January 1998 through January 1999 with exercise prices ranging from $0.566 to $0.612 per pound, and (ii) put obligations covering 1,450,000 pounds of zinc, expiring from January 1998 through January 1999 with exercise prices ranging from $0.555 to $0.5216 per pound. At December 31, 1997, the fair market value of the outstanding copper and zinc put and call options was $(157,000). For the year ended December 31, 1997 and 1996, hedging activities resulted in trading gains/losses (reflected in cost of sales) of $69,000 gain and $143,000 loss, respectively. See Note 2 to the audited financial statements.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company has performed an initial evaluation of its information systems for Year 2000 compliance and is modifying its information systems to accurately process information that includes the year 2000 date and beyond (the "Year 2000 Project"). The Company incurred approximately $650,000 in costs related to systems implementation in 1997. The Company believes that future costs of the Year 2000 Project, expected to be less than $500,000 in 1998, will not have a material impact on the Company's results of operations, financial condition or cash flows. Such implementation is expected to be completed in June 1998. Although the Company's initial evaluation did not reveal material operational issues or costs associated with preparing its information systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its information systems. The failure to fully identify all Year 2000 dependencies in the Company's information systems to make them Year 2000 compliant could have an adverse effect on future results of operations.

In addition to making its own systems Year 2000 ready, the Company also will contact its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

ACQUISITIONS

The Company intends to pursue attractive acquisition opportunities that provide products and services that complement those currently offered by the Company or enhance the ability of the Company to increase efficiencies or achieve cost savings. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional capital. The Company expects that a substantial portion of the financing of any acquisition would be additional indebtedness. Additional indebtedness incurred to finance acquisitions could adversely affect the Company's liquidity and financial condition. There can be no assurance that the New Credit Facility, the Indenture or any other loan agreements to which the Company may become a party or subject to will permit such additional financing or that such additional financing will be available to the Company on terms acceptable to its management or at all. The timing, size or success of any acquisition effort and the associated potential capital commitments are currently not known, and there can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, obtain financing on satisfactory terms, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. Also, once integrated, an acquisition may not achieve anticipated levels of revenue, profitability or productivity or otherwise perform as expected. While there can be no assurance, based on current facts and circumstances, management believes it has adequate cash flows and financing alternatives to fund its current operations and to implement its acquisition strategy.

ACCOUNTING STANDARDS

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. The Company will adopt SFAS 130 and SFAS 131 in fiscal year 1998. Management believes adoption of SFAS 130 and SFAS 131 will not significantly affect the Company's financial position or results of operations. The adoption of SFAS 131 will affect presentation of the Company's operating results within the footnotes of the financial statements.


"SAFE HARBOR " STATEMENT

The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company by the terms of the New Credit Facility, the Indenture, and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad and the possible negative impact of the North American Free Trade Agreement (NAFTA) on the Company's sales in the U.S. market; the availability of, and the ability to close and finance acquisition opportunities on terms acceptable to the Company; the volatility of the price of raw materials; increasing competition; reliance on key personnel; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's publicly-filed reports and its Form S-1 Registration Statement, dated December 24, 1997 (Commission File No. 333-43195), and all amendments thereto (the "Registration Statement"), including, but not limited to the "Risk Factors" set forth in the Registration Statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the general instructions to Rule 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7a and by Rule 305 of SEC Regulation S-K are inapplicable to Holdings and Fasteners at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this item are filed as part of this Report on pages F-1 through F-22 and pages S-1 and S-2 immediately preceding the signature page to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

Set forth below are the names, ages as of December 31, 1997, and a brief account of the business experience of each person who serves as an executive officer or director of Fasteners. The executive officers and directors of Holdings are the same as those of the Company.

Name                             Age                    Position
----------------------------  ----------  -------------------------------------
David J. Barrett                      47  President, Chief Executive Officer
                                          and Director
Martin A. Moore                       38  Executive Vice President, Treasurer,
                                          Chief Financial Officer and Secretary
Michael Baxley                        40  Executive Vice President-Apparel
                                          Group
John Champagne                        49  Executive Vice President-Industrial
                                          Group
Robert Feltz                          48  Executive Vice President-Business
                                          Development
William F. Andrews                    66  Chairman of the Board
Christian L. Oberbeck                 38  Director
Charles P. Durkin, Jr.                58  Director


Mr. Barrett has been with the Company since November 1991, when he joined as Vice President of Operations. Mr. Barrett has been President and CEO since 1995. He has also served as Executive Vice President of Operations. Prior to joining the Company, Mr. Barrett held various manufacturing, operational and administrative positions with the Newell Company and Continental Group, Inc.

Mr. Moore joined the Company as Director of Finance in February 1992. He has also served as the Vice President of Finance and the Vice President of Finance and Administration. Mr. Moore was promoted to Executive Vice President/Chief Financial Officer in 1997. Prior to joining the Company, Mr. Moore held various financial, controller and manufacturing positions with Frantschach AG, Quality Forms, Inc. and Society Corporation.

Mr. Baxley joined the Company as Executive Vice President - Sales and Marketing in February 1997. Mr. Baxley became Executive Vice President - Apparel Group in April 1997. Prior to joining the Company, Mr. Baxley served as Senior Vice President and General Manager of ACD Tridon, Inc. from 1994 to 1996. He was also Vice President of Marketing for Johnston & Murphy (a division of Genesco) from 1992 to 1994. Prior to 1992, Mr. Baxley held various positions with Procter and Gamble and the United States Navy.

Mr. Champagne joined the Company as Vice President of Manufacturing in 1996. He was named Executive Vice President--Industrial Group in 1997. Before joining the Company, Mr. Champagne worked at Rau Fastener, Inc. from 1968 to 1995, serving as President and Director from 1988 to 1995. He also served as President of Rau Fasteners, LLC from 1995 to 1996.

Mr. Feltz joined the Company as National Sales and Service Manager in 1980. He was named Executive Vice President - Business Development in September 1997. He has also served as Vice President of Sales and Marketing Worldwide. Prior thereto, he worked at Talon, Inc., a zipper manufacturer.

Mr. Andrews has been Chairman of the Company's Board of Directors since 1996. From 1981 to 1986, he was Chairman, President and Chief Executive Officer of Scovill Manufacturing, Co., where he worked for more than 20 years. Mr. Andrews is also Chairman of Schrader-Bridgeport International Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews was Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. From 1990 to 1992, he was President and Chief Executive Officer of UNR Industries, Inc., a diversified manufacturer of steel products. Prior to 1990, Mr. Andrews was President of Massey Investment Company and Chairman, President, and Chief Executive Officer of Singer Sewing Company. Mr. Andrews is also a director of Black Box Corporation; Corrections Corporation of America; Johnson Controls, Inc.; Katy Industries; Navistar, Inc.; Northwestern Steel and Wire Co.; and Southern New England Telephone Company.

Mr. Oberbeck became a director of the Company upon consummation of the Saratoga Acquisition and is a member of the Executive Committee of the Board of Directors. Mr. Oberbeck has been a Managing Director of SBC Warburg Dillon Read Inc. ("Dillon Read") since September 1997. From February 1995 to September
1997, Mr. Oberbeck was a Managing Director of Dillon Read. Prior to joining Dillon Read, Mr. Oberbeck was a Managing Director of Castle Harlan, Inc., where he worked from October 1987 until February 1995. He is a member of the Saratoga Partners Investment Committee and a director of J&W Scientific Incorporated, USI Holdings Corporation, Equality Specialties, Inc. and Koppers Industries, Inc.

Mr. Durkin became a director of the Company in February 1998 and is a member of the Executive Committee of the Board of Directors. Mr. Durkin joined Dillon Read in 1966 and is currently a Managing Director of SBC Warburg Dillon Read Inc. which acquired Dillon Read in September 1997. Since November 1994, he has been responsible for the management of corporate buyout funds managed by Dillon Read:
Saratoga Partners, L.P.; Saratoga Partners II, L.P.; and Saratoga Partners III, L.P. Mr. Durkin is also currently a Director of Viking Office Products, Inc. Mr. Durkin's nomination as a director of the Company was designated by Saratoga Partners III, L.P. under the terms of the Stockholders' Agreement.

Board Designations

Pursuant to a Stockholders Agreement among Holdings and certain investors and members of management, until at least 25% of the Common Stock is publicly traded, (i) David J. Barrett will be elected to serve as a director for so long as he shall be an officer and an employee of Holdings or of a Subsidiary thereof, (ii) Moore Investments, Ltd. and Remington Investment Strategies, L.P. together will have the right to designate one member of the Board of Directors of Holdings so long as such investors together hold at least 50% of their original investment in Holdings, (iii) Saratoga will have the right to designate up to five directors and (iv) Co-Investment Partners, L.P. ("Co-Investment Partners") has the right to receive notice of all meetings of the Board of Directors of Holdings and to have a representative attend such meetings so long as it holds at least 50% of its original investment in Holdings.


ITEM 11.  EXECUTIVE COMPENSATION

Employment Agreements

In order to assure the continued service of executive management, the Company has entered into employment agreements ("Employment Agreements") with Messrs. Barrett, Moore, and Feltz (each, an "Executive," and together, the "Executives"). Each of these Employment Agreements became effective upon consummation of the Transactions. Mr. Barrett serves as Chief Executive Officer of the Company and has an annual salary of $243,750. Mr. Moore serves as Chief Financial Officer of the Company and has an annual salary of $187,813. Mr. Feltz serves as Executive Vice President - Business Development of the Company and has an annual salary of $156,250. Each contract has a three-year term and renews annually for successive one-year periods, subject to termination upon notice by either party. Salary for such renewal periods is to be negotiated between the Executive and the Company. The Employment Agreements also provide for the payment of an amount equal to two times the annual base salary of the Executive ("Incentive Payment") upon the occurrence of an "Incentive Event." An
"Incentive Event" is generally defined as either a sale of substantially all of the Company's assets or over 50% of its common stock, or any transaction whereby Saratoga or any of its affiliates no longer controls the Board of Directors. Each Executive is entitled to participate in the Company's benefit plans for senior executives and receives certain fringe benefits, including a car, personal computer and cellular telephone.

If the Company terminates the employment of any of the Executives without Cause (as defined in the Employment Agreements) or if an Executive terminates his employment with the Company for a specific reason set forth in the Employment Agreements, the Executive is entitled to receive a severance payment, equal to the greater of (1) two times the Executive's annual base salary on that date and
(2) the remainder of the base salary to be paid under the initial three-year term of the Executive's Employment Agreement. If the Executive voluntarily terminates his employment (other than for specifically enumerated reasons) or the Executive's employment is terminated by the Company for Cause, the Company is not obligated to make a severance payment to the Executive. In addition, each Executive has agreed to not compete with the Company during the period of his employment and for 18 months following the termination of his employment, unless the termination is without Cause, and to comply with confidentiality covenants. In the event that the Company terminates the employment of any of the Executives without Cause or an Executive terminates his employment with the Company for a specific reason set forth in his Employment Agreement in anticipation or in connection with certain transactions or within the two-month period prior to completing certain transactions, the Executive is entitled to receive the Incentive Payment, provided that any severance payments to which the Executive is entitled upon termination of employment is reduced by the full amount of the Incentive Payment.

The preceding description of the Employment Agreements is intended only as a summary and is qualified in its entirety by reference to the Employment Agreements, which have been filed as exhibits to this Report and are incorporated herein by reference.

BOARD MEMBER COMPENSATION

The Company may compensate the members of the Board of Directors who are not full-time employees of the Company on an annual and per meeting basis, in an amount and on a basis as may be determined in the future. The Company also may compensate members of committees of the Board of Directors for each Committee meeting attended. Directors of the Company receive reimbursement of their reasonable out-of-pocket expenses incurred in connection with their board activities. The Company intends to purchase directors' and officers' insurance for its executive officers and directors, assuming that such insurance is available on commercially reasonable terms.

NEW INCENTIVE STOCK OPTION PLAN

The Company has established a new stock option plan (the "New Plan") for key executives and managers which provides for the grant of stock options ("Options") to purchase 588,329 shares of the Common Stock of Holdings. The New Plan has the following terms: Options granted under the New Plan will have an exercise price equal to the fair market value of the stock underlying the Option on the date of the grant, which exercise price will increase annually at a rate of 9% of the value of the unit (each unit consisting of one share of Common Stock and one share of Series B preferred stock), and Options will vest over a period of 5 years commencing on the first anniversary of the date of the grant. Vested options may be exercised by payment of the exercise price in cash or, if approved by Holdings' stock option committee, by delivery of a promissory note. Upon a participant's termination of employment for cause, all of such participant's Options will immediately expire. If a participant's employment terminates by reason of (i) death, (ii) disability, (iii) retirement or (iv) voluntary resignation or termination of employment other than for cause, the participant's unvested Options will immediately expire and such participant's vested Options will remain exercisable for a period of 90 days.

COMPENSATION OF EXECUTIVE OFFICERS

The following Summary Compensation Table contains information concerning the compensation provided by the Company in 1996 and 1997 to its Chief Executive Officer and the four other executives other than the Chief Executive officer (together, the "Named Executive Officers") of the Company.

                           Summary Compensation Table

                                               ANNUAL COMPENSATION
                                               -------------------                 LONG TERM
                                                                                  COMPENSATION
                                                                              --------------------
                                                                                   SECURITIES
                                                                                   UNDERLYING            All Other
NAME AND PRINCIPAL POSITION            YEAR          SALARY         BONUS         COMPENSATION         COMPENSATION
-----------------------------------  ---------  ----------------  ----------  --------------------  -------------------
David J. Barrett                          1997          $189,338     $51,000         ---------             $  4,750 (1)
    President and Chief Executive         1996           167,916    --------         ---------                4,197 (2)
     Officer

Martin A. Moore                           1997           149,490      27,000         ---------                4,750 (3)
     Executive Vice President and         1996           129,375    --------         ---------                3,234 (2)
      Chief  Financial Officer

Michael S. Baxley (4)                     1997           149,149     -------           161,500 (5)           14,798 (6)
     Executive Vice President -
      Apparel Group

John H. Champagne                         1997           133,907      65,000            80,500 (5)              853 (7)
     Executive Vice President -           1996           119,356      45,000          --------               10,833 (8)
      Industrial Group

Robert W. Feltz                           1997           137,611      25,000          --------               10,068 (9)
     Executive Vice President -           1996           124,398     -------          --------               43,365 (10)
      Business Development

(1) Represents matching contributions made by the Company to Mr. Barrett's account under the Company 401(k) plan.

(2) Represents matching contributions made by the Company to the Named Executive Officers' accounts under the Company's 401(k) plan.

(3) Represents matching contributions made by the Company to Mr. Moore's account under the Company 401(k) plan.

(4) Mr. Baxley joined the Company in February 1997.

(5) Represents options issued by Predecessor-KSCO in February 1997.

(6) Includes reimbursement for relocation expenses ($12,895) and matching contributions made by the Company to Mr. Baxley's account under the Company's 401(k) plan ($1,903).

(7) Represents matching contributions made by the Company to Mr. Champagne's account under the Company 401(k) plan.

(8) Represents reimbursement for relocation expenses.

(9) Includes reimbursement for the office relocation to home office ($6,000) and matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($4,068).

(10) Includes reimbursement for relocation expenses ($40,256) and matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($3,109).


The following table presents information regarding options granted to the Company's Named Executive Officers during fiscal 1997 to purchase shares of Common Stock. The Company has no outstanding stock appreciation rights ("SARs") and granted no SARs during fiscal 1997. In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

OPTION GRANTS IN FISCAL 1997

                                              Individual Grants                        Realizable Value
                      ------------------------------------------------------------     At Assumed Annual
                      Number of                                                       Rates of Stock Price
                      Securities       Percent of                                       Appreciation for
                      Underlying     Total Options                                         Option Term
                       Options        Granted to      Exercise Price    Expiration    --------------------
Name                  Granted(1)      Employees         Per Share          Date          5%         10%
--------------------- ----------    -------------     --------------    -----------   ---------   -------
Michael S. Baxley       161,500         66.7%             $2.50           02/2000     $467,391    $537,391
John H. Champagne        80,500         33.3%             $2.50           02/2000     $232,972    $267,864

(1) Vest in 33% increments on the first, second and third anniversaries of the date of grant, if named executive officer meets certain performance targets in each such year, or earlier upon a change in control of the Company.


The following table sets forth information concerning the exercise of stock options in 1997 by, and the value of unexercised options held at December 31, 1997 by, the Named Executive Officers.

FISCAL YEAR-END STOCK TABLE

                                                                     NUMBER OF SECURITIES
                                                                         UNDERLYING               VALUE OF UNEXERCISED
                                                                         UNEXERCISED                      IN-THE
                                                                      OPTIONS AT DECEMBER            MONEY OPTIONS AT
                            SHARES OF KSCO                               31, 1997 (1)               DECEMBER 31, 1997
                                                                      ---------------------   ------------------------------
                               ACQUIRED               VALUE              EXERCISABLE/                  EXERCISABLE/
NAME                          ON EXERCISE           REALIZED            UNEXERCISABLE                 UNEXERCISABLE
-----------------------  ---------------------  -----------------  ------------------------   ------------------------------
David J. Barrett                       160,523           $964,099                 107,472/0                     $  800,000/0
Martin A. Moore                         95,036            525,702                  87,322/0                        650,000/0
Robert W. Feltz                        105,772            630,702                  73,216/0                        545,000/0
Michael S. Baxley                       59,249            175,702                 134,341/0                      1,000,000/0
John H. Champagne                       50,099            288,033                  40,302/0                        300,000/0

(1) Options are exercisable for the number of units set forth in the table, each unit consisting of one share of Common Stock and one share of Series B Preferred Stock. The share numbers reflect options the Company expects to issue pursuant to option agreements that have not been executed, but which the Company believes will be consummated (and effective for purposes of fiscal year 1997) in the second quarter of 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock at March 15, 1998 of (i) each person known by Holdings to own beneficially 5% or more of the Common Stock, (ii) each current director of Holdings, (iii) each Named Executive Officer and (iv) all current directors and executive officers of Holdings as a group. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.

                                                                            SHARES BENEFICIALLY
---------------------------------------------------------------------------------------------------------------
                                                                                   OWNED
---------------------------------------------------------------------------------------------------------------
                                                                       NUMBER OF                   PERCENT
---------------------------------------------------------------------------------------------------------------
NAME                                                                     SHARES                   OF CLASS
---------------------------------------------------------------------------------------------------------------
Saratoga Partners III, L.P. (1)                                                    3,127,500               67.2
---------------------------------------------------------------------------------------------------------------
Co-Investment Partners, L.P. (2)                                                   1,000,000               21.5
---------------------------------------------------------------------------------------------------------------
Moore Global Investments, Ltd./ Remington Investment
 Strategies, L.P. (3)                                                                700,000               15.0
---------------------------------------------------------------------------------------------------------------
WLD Partners, Ltd. (4)                                                               400,000                8.6
---------------------------------------------------------------------------------------------------------------
William F. Andrews (5)                                                                20,151                 *
---------------------------------------------------------------------------------------------------------------
Charles P. Durkin, Jr. (1)                                                         3,127,500               67.2
---------------------------------------------------------------------------------------------------------------
Christian L. Oberbeck (1)                                                          3,127,500               67.2
---------------------------------------------------------------------------------------------------------------
David J. Barrett (5)                                                                 107,472                2.3
---------------------------------------------------------------------------------------------------------------
Martin A. Moore (5)                                                                   87,322                1.9
---------------------------------------------------------------------------------------------------------------
Michael S. Baxley (5)                                                                134,341                2.9
---------------------------------------------------------------------------------------------------------------
John H. Champagne (5)                                                                 40,302                 *
---------------------------------------------------------------------------------------------------------------
Robert Feltz (5)                                                                      73,216                1.6
---------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group (10 persons) (6)                   3,590,304               77.1
---------------------------------------------------------------------------------------------------------------

*    Less than one percent.

(1) Includes (i) 320,914 shares held by Saratoga Partners III, C.V. and (ii) 672,000 shares held by Co-Investment Partners L.P. with respect to which Saratoga has sole voting power pursuant to the Voting Agreement (see "Certain Transactions - Voting Agreement"). Saratoga's address is 535 Madison Avenue, New York, New York 10022. Saratoga's general partner is DR-Associates IV, L.P., of which the general partner is Dillon Read Inc. Dillon Read Inc. is a wholly-owned subsidiary of SBC Warburg Dillon Read Inc., which is a wholly-owned subsidiary of Swiss Bank Corporation. Saratoga has authorized Messrs. Durkin and Oberbeck, directors of the Company, to vote the shares of Common Stock held by Saratoga. Messrs. Durkin and Oberbeck disclaim beneficial ownership of the shares of Common Stock held by Saratoga.

(2) The address of Co-Investment Partners is 660 Madison Avenue, New York, New York 10021. Pursuant to the Voting Agreement described in "Item 13--Voting Agreement", Co-Investment Partners L.P. has granted Saratoga sole voting power with respect to 672,000 of such shares.

(3) The address of Moore Global Investments, Ltd., ("MGI") is c/o Citco Funds Services (Bahamas) Ltd., Bahamas Financial Centre, P.O. Box CB-13136, Nassau Bahamas. The address of Remington Investment Strategies, L.P. ("Remington") is 1251 Avenue of the Americas, 53rd Floor, New York, New York 10020. Moore Capital Management, Inc., a Connecticut corporation, is vested with investment discretion with respect to portfolio assets held for the account of MGI. Moore Capital Advisers, L.L.C., a New York limited liability company, is the sole general partner of Remington. Mr. Louis M. Bacon is the majority shareholder of Moore Capital Management, Inc. and is the majority shareholder of Moore Capital Management, Inc. and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Bacon may be deemed to be the indirect beneficial owner of the aggregate 700,000 shares held by MGI and Remington. Mr. Martin Moore is not affiliated with any of the entities set forth above.

(4) The address of WLD Partners, Ltd. is Las Olas Centre, 450 East Las Olas Boulevard, Suite 900, Fort Lauderdale, Florida 33301.

(5) Represents Common Stock issuable upon exercise of options to purchase Common Stock.

(6) Includes 3,127,500 shares owned and/or voted by Saratoga and as to which Messrs. Durkin and Oberbeck exercise voting power. Messrs. Durkin and Oberbeck disclaim beneficial ownership of such shares. See footnote 1 above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH KOHLBERG

From October 1995 through November 26, 1997, the Company paid an aggregate of $939,000 in management fees to Kohlberg & Co., pursuant to a management services agreement that was terminated effective as of the closing of the Saratoga Acquisition. In January 1996, the Company paid an advisory fee of $1.0 million to Kohlberg & Co. in conjunction with the acquisition of PCI and Rau.

TRANSACTIONS WITH SARATOGA

In connection with the Transactions, the Company paid a transaction fee of $1.75 million to an affiliate of Saratoga in consideration for advisory services related to the structuring and financing of the transaction. The Company entered into an agreement with Saratoga, pursuant to which the Company will pay a management fee of $150,000 per quarter to Saratoga (the "Management Services Agreement"). In addition, Saratoga will provide the Company advisory services with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable for similarly situated companies. No management fees were paid to Saratoga from the period November 26, 1997 to December 31, 1997.

THE SARATOGA ACQUISITION

In connection with the Transactions, affiliates of Kohlberg & Co.'s other existing stockholders received an aggregate of approximately $98.1 million. Members of management received aggregate proceeds of approximately $2.6 million in cash in consideration for their stock options in KSCO, excluding the $3.3 million that was rolled over into options to purchase Common Stock and Series B Preferred Stock. Certain members of management entered into employment agreements with the Company. In addition, William F. Andrews, the Chairman of the Board, received proceeds of approximately $1.8 million in cash in consideration for his stock and stock options of KSCO, excluding the $150,000 that was rolled over into options to purchase Common Stock and Series B Preferred Stock.

STOCKHOLDERS AGREEMENT

Effective with the consummation of the Transactions, Holdings and its stockholders and optionholders entered into a Stockholders Agreement. The following summary of certain provisions of the Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Stockholders Agreement, which has been filed as an exhibit to this Report and is hereby incorporated by reference herein. Capitalized terms not defined below have the meanings given to them in the Stockholders Agreement.

Put and Call of Management Equity

Any Management Party who elects to resign his employment with the Company and who does so within thirty (30) days following the second anniversary of the consummation of the Transactions will be entitled to require Holdings to repurchase, at their Fair Market Value, the stock options (or shares issued upon exercise of such options) in Holdings rolled over from stock options in KSCO (the "Rollover Equity"). In addition, upon the death or permanent disability of any Management Party, such Management Party (or his estate) will be entitled to require Holdings to repurchase, at their Fair Market Value, the Rollover Equity and any vested options. Holdings can require any Management Party to sell, at Fair Market Value, the stock options and Shares held by him upon any termination of employment of such Management Party for Cause. Finally, in the event of any termination of employment of any Management Party other than for Cause, such Management Party will be entitled to require Holdings to repurchase, at their Fair Market Value, that portion of the Rollover Equity that would allow him to recover the cost of his Rollover Equity plus interest at the applicable federal rate. These repurchase arrangements are subject to restrictions in the New Credit Facility, and the Indenture.

Registration Rights

If Holdings effects a public offering of the Common Stock, each current stockholder pursuant to a Registration Rights Agreement will be entitled to "piggyback" registration rights following a 180-day holdback period beginning with the initial public offering of Common Stock. Saratoga, Co-Investment Partners and Moore Global Investment Ltd. will be entitled to demand registration rights following such holdback period. Management parties will also be entitled to registration on Form S-8 for shares of Common Stock received pursuant to stock options under the New Plan.

Board Designations

Pursuant to a Stockholders Agreement among Holdings and certain investors and members of management, until at least 25% of the Common Stock is publicly traded, (i) David J. Barrett will be elected to serve as a director for so long as he shall be an officer and an employee of Holdings or of a Subsidiary thereof, (ii) Moore Investments, Ltd. and Remington Investment Strategies, L.P. together will have the right to designate one member of the Board of Directors of Holdings so long as such investors together hold at least 50% of their original investment in Holdings, (iii) Saratoga will have the right to designate up to five directors and (iv) Co-Investment Partners has the right to receive notice of all meetings of the Board of Directors of Holdings and to have a representative attend such meetings so long as it holds at least 50% of its original investment in Holdings.

VOTING AGREEMENT

Pursuant to an agreement dated February 20, 1998 (the "Voting Agreement"), Co-Investment Partners has appointed Saratoga as its proxy to vote 672,000 of the 1,000,000 shares of Common Stock it owned as of that date. The Voting Agreement will terminate upon at least 20% of the outstanding Common Stock being offered and sold in a public offering registered under the Act.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report

     (1) The following financial statements of Scovill Holdings Inc. are included in Part II, Item 8:

Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Operations for the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995
     Consolidated Statements of Cash Flows for the periods ended December 31,
       1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995
     Consolidated Statements of Stockholders' Equity for the periods ended
       December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995
     Notes to Consolidated Financial
      Statements

     (2) Supplemental Consolidated Financial Statement Schedules for each of the periods in the three years ended December 31, 1997:

            Report of Independent Public Accountants
            II - Valuation and Qualifying Account - Allowance for Uncollectible
                 Accounts


             Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  -----------
    3.1      Certificate of Incorporation of Scovill Holdings Inc, as amended.
    3.2 Certificate of Designation, Preferences, and Relative, Participating, Optional and Other Special Rights of 13-3/4% Series A Cumulative Redeemable Exchangeable Preferred Stock
    3.3 Certificate of Designation, Preferences, and Relative, Participating, Option and Other Special Rights of Series B Preferred Stock.
    3.4      By-laws of Scovill Holdings Inc. +
    3.5      Certificate of Incorporation of AF Acquisition Corp. ++
    3.6 Certificate of Amendment of Certificate of Incorporation of AF Acquisition Corp. ++
    3.7 Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc. ++
    3.8 Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc. ++
    3.9 Certificate of Change of Location of Registered Office and of Registered Agent of Scovill Fasteners Inc. ++
   3.10 Certificate of Ownership and Merger Merging KSCO New Co. into Scovill Fasteners Inc. ++
   3.11 Certificate of Amendment of Certificate of Incorporation of Scovill Fasteners Inc. ++
   3.12      By-laws of Scovill Fasteners Inc. ++
    4.1 Indenture dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc., as Guarantor, and United States Trust Company of New as Trustee (including Form of Note). +
    4.2 Registration Rights Agreement dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc. and SBC Warburg Dillon Read Inc. and BT Alex Brown Incorporated. +
 10.1.1 Management Services Agreement among Scovill Fasteners Inc. and Saratoga Partners III, L.P. **
 10.1.5 Employment Agreement dated as of October 10, 1997 between David J. Barrett and Scovill Acquisition Inc. +
 10.1.6 Employment Agreement dated as of October 10, 1997 between Martin A. Moore and Scovill Acquisition Inc. +

 10.1.7      Employment Agreement dated as of October 10, 1997 between Robert
             Feltz and Scovill Acquisition Inc. +
 10.1.8      Stock Purchase Agreement dated as of October 10, 1997 among SLF
             Corporation, KSCO Acquisition Corporation, and the Stockholders of
             KSCO Acquisition Corporation. ++
10.1.10      Tax Sharing Agreement dated as of November 26, 1997 by and among
             Scovill Holdings Inc., Scovill Fasteners Inc., and the SFI
             Subgroup. ++
10.1.11      Stock Option Agreement dated as of November 26, 1997 between
             William F. Andrews and Scovill Holdings Inc. ++
10.1.12      Stock Option Agreement dated as of November 26, 1997 between John
             Champagne and Scovill Holdings Inc. ++
10.1.13      Stock Option Agreement dated as of November 26, 1997 between
             Michael Baxley and Scovill Holdings Inc. ++
10.1.14      Stock Option Agreement dated as of November 26, 1997 between Robert
             W. Feltz and Scovill Holdings Inc. ++
10.1.15      Stock Option Agreement dated as of November 2, 1997 between Martin
             A. Moore and Scovill Holdings Inc. ++
10.1.16      Stock Option Agreement dated as of November 26, 1997 between David
             J. Barrett and Scovill Holdings Inc. ++
10.1.17      Scovill Holdings Inc. Stockholders Agreement dated as of November
             26, 1997.++
10.1.18      Scovill Holdings Inc. Subscription Agreement dated as of November
             26, 1997.++
10.1.19      Scovill Holdings Inc. Long-Term Incentive and Share Award Plan. ++
10.1.21      Credit Agreement dated as of November 26, 1997. ++
10.1.22      Scovill Holdings Inc. Amended and Restated Stockholders Agreement
             dated as of February 20, 1998 **
10.1.23      Joinder Agreement dated as of February 20, 1998. **
10.1.24      Voting Agreement dated as of February 20, 1998 by and between
             Saratoga Partners III, L.P., Scovill Holdings Inc., and Co-
             Investment Partners, L.P. **
10.1.25      Subscription Agreement dated as of February 20, 1998 by and between
             Scovill Holdings Inc. and Co-Investment Partners, L.P. **
10.1.26      Repurchase and Termination Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc., SBC Warburg Dillon Read Inc.,
             BT Alex. Brown Incorporated, and United States Trust Company of
             New York. **
   21.1      List of Subsidiaries of Scovill Holdings Inc. ++
   21.2      List of Subsidiaries of Scovill Fasteners Inc. +
     27      Financial Data Schedule.

+ Incorporated by Reference to Exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on December 24, 1997
++ Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on January 13, 1998.
+++ Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 2 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 2, 1998.
* Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 11, 1998.
** Incorporated by Reference to Exhibit of the same number to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 27, 1998.

     (b) Reports of Form 8-K

     No Form 8-K was filed during the last quarter of the year ended December 31, 1997.

                          FINANCIAL STATEMENTS INDEX

                                                                     PAGE
                                                                     ----
Report of Independent Public Accountants............................. F-2
Consolidated balance sheets as of December 31, 1997
 and 1996............................................................ F-3
Consolidated statements of operations for the periods ended
 December 31, 1997, November 26, 1997, December 31, 1996,
 December 31, 1995 and October 17, 1995.............................. F-4
Consolidated statements of cash flows for the periods ended
 December 31, 1997, November 26, 1997, December 31, 1996,
 December 31, 1995 and October 17, 1995.............................. F-5
Consolidated statements of stockholders' equity for the
 periods ended December 31, 1997, November 26, 1997,
 December 31, 1996, December 31, 1995 and October 17, 1995........... F-6
Notes to consolidated financial statements........................... F-7
Schedule II--Valuation and Qualifying Accounts--Allowance
 for Uncollectible Accounts.......................................... S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Scovill Holdings Inc.

We have audited the accompanying consolidated balance sheet of Scovill Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from Inception, November 26, 1997 through December 31, 1997. We have also audited the accompanying consolidated balance sheet of Predecessor-KSCO (business identified in Note 1) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the period from January 1, 1997 through November 26, 1997, the year ended December 31, 1996, and the period from October 17, 1995 through December 31, 1995. We have also audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Predecessor-Alper (business identified in Note 1) for the period from January 1, 1995 through October 17, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and of Predecessor-KSCO as of December 31, 1996, and the results of operations and cash flows of the Company for the period from November 26, 1997 through December 31, 1997; and of Predecessor-KSCO for the period from January 1, 1997 through November 26, 1997, the year ended December 31, 1996, and the period from October 17, 1995 through December 31, 1995; and of Predecessor-Alper for the period from January 1, 1995 through October 17, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the financial statements index is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Atlanta, Georgia
March 10, 1998

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).


                                                               The Company       Predecessor - KSCO
                                                            -----------------    -------------------

                                                                         December 31
                                                            -----------------  |   -------------------
                                                                  1997         |          1996
                                                            -----------------  |    -------------------
                                                                               |
                                Assets                                         |
                                                                               |
Current Assets                                                                 |
Cash and cash equivalents                                          $2,821      |                  $603
Accounts receivable, net of allowances                                         |
  of $894 and $640, respectively                                   11,502      |                12,438
Inventories                                                        24,292      |                21,594
Other                                                                 839      |                 1,175
                                                            --------------     |        ---------------
                                                                               |
      Total Current Assets                                         39,454      |                35,810
                                                            --------------     |        ---------------
                                                                               |
Property, Plant and Equipment, Net                                 72,505      |                40,389
                                                            --------------     |        ---------------
                                                                               |
Deferred Income Taxes                                                -         |                 1,266
Intangible Assets                                                 114,243      |                26,401
                                                            --------------     |        ---------------
                                                                               |
                                                                 $226,202      |              $103,866
                                                            ==============     |        ===============
                                                                               |
                                                                               |
               Liabilities and Stockholders' Equity                            |
                                                                               |
Current Liabilities                                                            |
Current maturities of long-term debt                               $1,649      |                  $830
Accounts payable                                                   11,458      |                10,588
Accrued liabilities                                                 9,470      |                 6,295
Accrued interest                                                    1,062      |                   535
                                                            --------------     |        ---------------
                                                                               |
    Total Current Liabilities                                      23,639      |                18,248
                                                            --------------     |        ---------------
                                                                               |
Long-Term Liabilities                                                          |
Revolving line of credit                                             -         |                 9,424
Long-term debt                                                    128,199      |                27,464
Employee benefits                                                  24,499      |                24,407
Deferred income taxes                                               5,380      |                  -
Other                                                               3,676      |                 2,902
                                                            --------------     |        ---------------
                                                                               |
    Total Long-Term Liabilities                                   161,754      |                64,197
                                                            --------------     |        ---------------
                                                                               |
Commitments and Contingencies                                                  |
                                                                               |
Series A Cumulative Redeemable                                                 |
  Exchangeable Preferred Stock,                                                |
  $.001 par value, 200,000 shares                                              |
  authorized,100,000 issued                                         9,400      |                    -
  (liquidation preference of                                --------------     |        ---------------
    $100 per share)                                                            |
                                                                               |
Stockholders' Equity                                                           |
Series B Preferred Stock, $.0001 par value,                                    |
  16,200,000 shares authorized,                                                |
  3,655,500 shares issued and outstanding                              -       |                    -
Common stock, Company, $.0001 par value,                                       |
  6,000,000 shares authorized,                                                 |
  3,655,500 shares issued and outstanding                              -       |                    -
Common stock, Predecessor-KSCO, $.01                                           |
  par value, 15,000,000 shares authorized,                                     |
  8,880,102 shares issued and outstanding                              -       |                    89
Additional paid-in capital - preferred                             39,700      |                    -
Additional paid-in capital - common                                   400      |                22,086
Predecessor basis adjustment                                       (7,831)     |                    -
Retained earnings (deficit)                                          (781)     |                  (736)
Foreign currency translation adjustment                               (79)     |                   (18)
                                                            --------------     |        ---------------
                                                                               |
    Total Stockholders' Equity                                     31,409      |                21,421
                                                            --------------     |        ---------------
                                                                               |
                                                                               |
                                                                 $226,202      |              $103,866
                                                            ==============     |         ===============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                       (in thousands, except share data)

The consolidated financial statements of the Company, the Predecessor-KSCO and the Predecessor-Alper are not comparable in certain respects (Note 1).


                                  The Company   |                             Predecessor - KSCO             |   Predecessor - Alper
                                --------------- |  ------------------ -------------------------------------  |  -------------------
                                  Period from   |      Period from                          Period from      |
                                   Inception    |    January 1, 1997                      October 17, 1995   |     January 1, 1995
                                    through     |          to           Year Ended              to           |            to
                                  December 31,  |     November 26,     December 31,        December 31,      |        October 17,
                                     1997       |         1997            1996                 1995          |           1995
                                --------------  |   -------------    --------------       ----------------   |    ------------------
                                                |                                                            |
Net sales                            $6,694     |        $89,167          $91,632              $12,799       |            $53,589
Cost of sales                         4,591     |         64,003           64,600                9,353       |             40,260
                                ------------    |   -------------     ------------        -------------      |     ----------------
                                                |                                                            |
     Gross profit                     2,103     |           25,164           27,032                3,446     |             13,329
                                                |                                                            |
Selling expenses                        682     |            8,857           10,220                1,369     |              5,656
General and administrative                      |                                                            |
   expenses                             463     |            5,816            6,831                  458     |              2,166
Amortization expense                    331     |            2,745            2,557                  239     |                320
                                ------------    |     -------------     ------------        -------------    |      ---------------
                                                |                                                            |
     Operating Income                   627     |            7,746            7,424                1,380     |              5,187
                                                |                                                            |
Other expense                           114     |            1,621              450                  214     |                551
Interest expense - affiliate           -        |             -                -                    -        |              2,084
Interest expense - other              1,217     |            3,694            5,953                  892     |              1,388
                                ------------    |     -------------     ------------        -------------    |       ---------------
                                                |                                                            |
Income (loss) before income tax                 |                                                            |
   provision (benefit) and                      |                                                            |
   extraordinary loss                  (704)    |            2,431            1,021                  274     |              1,164
                                                |                                                            |
Income tax provision (benefit)          (38)    |            1,112              923                  158     |                 -
                                ------------    |     -------------     ------------        -------------    |      ---------------
                                                |                                                            |
Income (loss) before                            |                                                            |
   extraordinary loss                  (666)    |            1,319               98                  116     |              1,164
                                                |                                                            |
Extraordinary loss, net of                      |                                                            |
   $613 tax benefit                      -      |               -               950                 -        |                 -
                                ------------    |     -------------     ------------        -------------    |      ----------------
                                                |                                                            |
Net income (loss)                     ($666)    |           $1,319            ($852)                $116     |              $1,164
                                ------------    |     -------------     ------------        -------------    |      ----------------
                                                |                                                            |
Dividends and accretion on                      |                                                            |
   redeemable preferred stock           115     |             -                -                    -        |                 -
                                ------------    |     -------------     ------------        -------------    |      ----------------
                                                |                                                            |
Net income (loss) available                     |                                                            |
   to common stockholders             ($781)    |           $1,319            ($852)                $116     |              $1,164
                                 ============         =============     ============        =============          ================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)

The consolidated financial statements of the Company, the Predecessor-KSCO and the Predecessor-Alper are not comparable in certain respects (Note 1).


                                  The Company   |                   Predecessor - KSCO                    |   Predecessor - Alper
                                --------------- |------------------ ------------------------------------- | ----------------------
                                  Period from   |    Period from                          Period from     |
                                   Inception    |  January 1, 1997                      October 17, 1995  |    January 1, 1995
                                    through     |        to           Year Ended              to          |        through
                                  December 31,  |   November 26,     December 31,        December 31,     |       October 17,
                                     1997       |       1997            1996                 1995         |          1995
                                --------------  | -------------    --------------       ----------------  | ---------------------
                                                |                                                         |
Cash Flows from Operating                       |                                                         |
  Activities:                                   |                                                         |
Net income (loss) available                     |                                                         |
  to common stockholders                ($781)  |      $1,319            ($852)                 $116      |             $1,164
Adjustments to reconcile net                    |                                                         |
  income (loss)  to net cash                    |                                                         |
  provided by (used in)                         |                                                         |
  operating activities:                         |                                                         |
  Depreciation and amortization           835   |       7,822           11,268                 1,720      |              5,988
  Deferred income taxes                 1,502   |        (287)             265                     8      |               -
  Changes in operating assets                   |                                                         |
   and liabilities, net of                      |                                                         |
   effect of acquired businesses:               |                                                         |
    Accounts receivable, net            1,147   |      (3,009)            (931)                1,105      |                360
    Inventories                        (1,656)  |      (4,187)          (6,231)                  772      |             (1,371)
    Other current assets                 (125)  |         461             (883)                  119      |               (213)
    Accounts payable                   (1,946)  |       2,816            3,042                (2,075)     |              1,251
    Accrued liabilities                 3,217   |       1,139           (4,031)               (2,313)     |               (465)
    Other assets and liabilities       (1,490)  |      (2,437)          (3,063)                 (465)     |                313
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Net cash provided by (used in)                  |                                                         |
  operating activities                    703   |       3,637           (1,416)               (1,013)     |              7,027
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Cash Flows from Investing                       |                                                         |
  Activities:                                   |                                                         |
Cash paid in business                           |                                                         |
  acquisitions, net of cash                     |                                                         |
  acquired                            (94,615)  |                      (23,110)              (40,897)     |                -
Acquisition costs                     (11,105)  |                       (2,140)               (3,246)     |                -
Additions to property, plant                    |                                                         |
  and equipment                       (31,112)  |      (6,354)          (5,695)               (1,168)     |             (4,962)
Proceeds from sale/leaseback                    |                                                         |
  of attaching machines                    -    |          -             31,267                   -       |                 -
Proceeds from sales of                          |                                                         |
  property, plant and equipment            -    |          -              2,264                    13     |                  26
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Net cash used in investing                      |                                                         |
  activities                         (136,832)  |      (6,354)            2,586               (45,298)    |             (4,936)
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Cash Flows from Financing                       |                                                         |
  Activities:                                   |                                                         |
Net borrowings (repayments)                     |                                                         |
  on line of credit                   (12,230)  |       2,806             2,324                 3,830     |             (1,245)
Issuance of long-term debt            128,000   |         -              23,967                35,000     |                -
Repayments of long-term debt          (26,320)  |        (250)          (31,268)              (10,284)    |               (278)
Issuance of preferred stock            49,100   |         -                -                     -        |                -
Issuance of common stock                  400   |       1,240             4,000                18,175     |                 -
Repayments of intercompany                      |                                                         |
  debt                                     -    |          -                -                     -       |                (475)
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Net cash provided by                            |                                                         |
  (used in) financing                           |                                                         |
  activities                          138,950   |       3,796              (977)               46,721     |              (1,998)
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Net Increase in Cash                    2,821   |       1,079               193                   410     |                  93
                                                |                                                         |
Cash at Beginning of Period                -    |         603               410                   -       |                 510
                                    ----------- |   -----------    -------------         -------------    |       --------------
                                                |                                                         |
Cash at End of Period                  $2,821   |      $1,682              $603                  $410     |                $603
                                    =========== |   ===========    =============         =============    |       ==============
                                                |                                                         |
                                                |                                                         |
Supplemental Disclosure of                      |                                                         |
  Cash Flow Information                         |                                                         |
  Interest paid                          $318   |      $4,066            $5,062                  $718     |              $3,238
                                    =========== |   ===========    =============         =============    |       ==============
                                                |                                                         |
                                                |                                                         |
  Income taxes paid                      $189   |         $54                -                      -     |                  -
                                    =========== |   ===========    =============         =============    |       ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-5

                             Scovill Holdings Inc.
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

The consolidated financial statements of the Company, the Predecessor-KSCO and the Predecessor-Alper are not comparable in certain respects (Note 1)

                                                                                                 Unfunded Accumulated
                                                                                                   Pension Benefits
                                          Series B      Additional    Predecessor     Retained      in Excess of
                                  Common  Preferred      Paid-In        Basis         Earnings      Unrecognized
                                   Stock    Stock        Capital      Adjustment      (Deficit)   Prior Service Cost
                                --------- --------     ----------   -------------   -----------  ---------------------
                                                                 The Predecessor-Alper
                               ----------------------------------------------------------------------------------------

Balance, December 31, 1994           $0                  $8,194                       ($29,038)          ($711)

Net Income                                                                               1,164
                               ---------- --------     ----------   -------------   -----------  ---------------------

Balance, October 17, 1995            $0      $0          $8,194              $0       ($27,874)          ($711)
                               ========== ========     ==========   =============   ===========  =====================

                                                                 The Predecessor-KSCO
                               ----------------------------------------------------------------------------------------
Acquisition - Elimination of
  Predecessor-Alper Equity
  (Note 1)                           $0      $0         ($8,194)             $0        $27,874            $711
                               ---------- --------     ----------   -------------   -----------  ---------------------

Issuance of Common Stock             73                  18,102
                               ---------- --------     ----------   -------------   -----------  ---------------------

Foreign Currency Translation

Net Income                                                                                 116
                               ---------- --------     ----------   -------------   -----------  ---------------------

Balance, December 31, 1995          $73      $0         $18,102              $0           $116              $0
                               ---------- --------     ----------   -------------   -----------  ---------------------

Issuance of Common Stock             16                   3,984

Foreign Currency Translation
Net Income                                                                                (852)
                               ---------- --------     ----------   -------------   -----------  ---------------------
Balance, December 31, 1996          $89      $0         $22,086              $0          ($736)             $0
                               ========== ========     ==========   =============   ===========  =====================

Foreign Currency Translation

Tax benefit - option exercise         5                   1,224

Net Income                                                                               1,319
                               ---------- --------     ----------   -------------   -----------  ---------------------

Balance, November 26, 1997          $94      $0         $23,310              $0           $583              $0
                               ========== ========     ==========   =============   ===========  =====================

                                                                    The Company
                               ---------------------------------------------------------------------------------------
Acquisition - Elimination of
  Predecessor-KSCO Equity
  (Note 1)                          (94)                (23,310)                          (583)

Issuance of common and
  preferred stock                                        40,100

Predecessor basis adjustment                                             (7,831)

Foreign Currency Translation

Net Income (loss) available to
  common stockholders                                                                     (781)
                               ---------- --------     ----------   -------------   -----------  ---------------------

Balance, December 31, 1997           $0      $0         $40,100          ($7,831)        ($781)             $0
                               ========== ========     ==========   =============   ===========  =====================


                                                                Total              Series A
                                    Foreign Currency         Stockholders'        Redeemable
                                 Translation Adjustment         Equity          Preferred Stock
                                 ----------------------      -------------     ------------------


                                 -----------------           -------------     ------------------
Balance, December 31, 1994            ($78)                    ($21,633)                 $19,439

Net Income                                                      1,164
                                 -----------------           -------------     ------------------

Balance, October 17, 1995             ($78)                    ($20,469)                 $19,439
                                 =================           =============     ==================


Acquisition - Elimination of
  Predecessor-Alper Equity
  (Note 1)                             $78                      $20,469
                                 -----------------           -------------     ------------------

Issuance of Common Stock                                         18,175                 ($19,439)

Foreign Currency Translation           (28)                         (28)

Net Income                                                          116
                                 -----------------           -------------     ------------------

Balance, December 31, 1995            ($28)                     $18,263                       $0
                                 -----------------           -------------     ------------------

Issuance of Common Stock                                          4,000

Foreign Currency Translation            10                           10
Net Income                                                         (852)
                                 -----------------           -------------     ------------------
Balance, December 31, 1996            ($18)                     $21,421                       $0
                                 -----------------           -------------     ------------------

Foreign Currency Translation          (291)                        (291)

Tax benefit - option exercise                                     1,229

Net Income                                                        1,319
                                 -----------------           -------------     ------------------

Balance, November 26, 1997           ($309)                     $23,678                       $0
                                 =================           =============     ==================


Acquisition - Elimination of
  Predecessor-KSCO Equity
  (Note 1)                             309                      (23,678)

Issuance of common and
  preferred stock                                                40,100                   $9,400

Predecessor basis adjustment                                     (7,831)

Foreign Currency Translation           (79)                         (79)

Net Income (loss) available to
  common stockholders                                              (781)
                                 -----------------           -------------     ------------------
Balance, December 31, 1997            ($79)                     $31,409                   $9,400
                                 =================           =============     ==================



The accompanying notes to consolidated financial statements are an integral part of these statements.


                             SCOVILL HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (All amounts expressed in thousands, except for share amounts, or as otherwise noted)


NOTE 1.    BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the period from November 26, 1997 ("Inception") to December 31, 1997 include the accounts of Scovill Holdings Inc. ("Holdings") and Scovill Fasteners Inc. ("Fasteners"), a wholly-owned subsidiary of Holdings (collectively referred to as the "Company"). Scovill Acquisition Inc. ("SAI") and Holdings were formed by Saratoga Partners III, L.P. ("Saratoga") to effect the acquisition of the Company. Under a Stock Purchase Agreement, SAI purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). Concurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition."

The consolidated balance sheet as of December 31, 1996 and the consolidated statements of operations, stockholders' equity and cash flows for the period from January 1, 1997 to November 26, 1997, the year ended December 31, 1996, and the period from October 17, 1995, through December 31, 1995, include the accounts of KSCO and Scovill Fasteners Inc., a wholly-owned subsidiary of KSCO (collectively referred to as the "Predecessor-KSCO"), both of which are Delaware corporations. On October 17, 1995, Fasteners was acquired by KSCO, for approximately $41.5 million. KSCO was organized by Kohlberg & Co. ("Kohlberg") for the purpose of acquiring the outstanding stock of Fasteners from Alper Holdings USA, Inc. ("Alper"). This transaction (referred to herein as the "Kohlberg Acquisition") was accounted for as a purchase.

During January 1996, Fasteners purchased the outstanding common stock of Rau Fastener Company, LLC ("Rau") for $7,892 and PCI Group, Inc. ("PCI") for $15,551, excluding certain costs related to financing and consummating the acquisitions. Rau primarily manufactured snap fasteners with locations and subsidiaries operating in Providence, Rhode Island, Brussels, Belgium ("Scovill-Europe") and Montreal, Canada. PCI manufactured industrial and shoe eyelets and light metal stampings.

The consolidated statements of operations, stockholders' equity and cash flows from January 1, 1995 through October 17, 1995 are the financial statements of Fasteners when it was a wholly-owned subsidiary of Alper (referred to herein as the "Predecessor-Alper"). The Saratoga Acquisition and the KSCO Acquisition and the related application of purchase accounting (Note 3) resulted in changes to the capital structure of the Predecessor-KSCO and Predecessor-Alper and the historical bases of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company, the Predecessor-KSCO and the Predecessor-Alper, accordingly a line has been used to separate the financial statements of the Company after the Saratoga Acquisition.

The Company is a leading manufacturer of apparel fasteners, such as snaps, tack buttons and rivets, primarily serving the jeans wear and infant wear market segments. The Company produces non-apparel fastener products for use in cars, boats, luggage, leather goods and packaging, generally marketed under the DOT(R) trademark. Fasteners' other non-apparel products also include industrial and shoe eyelets and light metal stampings marketed under PCI. The Company also designs and manufactures fastener attaching equipment, leased to customers and placed in customers' manufacturing facilities. The Company's customers include many of the leading apparel design and manufacturing companies in North America and Europe.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Significant transactions and balances between Holdings, Fasteners and its wholly-owned subsidiaries and entities which comprise the Predecessor-KSCO and Predecessor-Alper have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash includes cash and cash equivalents which consist of highly liquid investments, having maturities of three months or less when acquired. Included in accounts payable as of December 31, 1997 and 1996 were $2,121 and $1,898, respectively of cash overdrafts.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all domestic inventories (excluding spare parts), which accounted for approximately 55.0% and 55.6% of all inventories as of December 31, 1997 and 1996, respectively. Cost for the remaining inventories is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment purchased in the Saratoga Acquisition, as well as the acquisitions of PCI and Rau, are stated at fair market value, as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are stated at cost, net of accumulated depreciation.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The following useful lives are used for recognizing depreciation expense for financial reporting purposes:

        Leasehold improvements                          lease term
        Buildings and improvements                      5 - 30 years
        Attaching equipment                             8 years
        Computer equipment                              3 - 5 years
        Machinery, equipment and tooling                3 - 12 years

Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

INTANGIBLE ASSETS
Intangible Assets at December 31, 1997 and 1996 consisted of the following:

                                                                           1997
                                                                        Accumulated
                                                      Gross            amortization             Net
                                             -------------------------------------------------------------

Goodwill                                             $ 86,230            ($181)              $ 86,049
Trademarks                                             14,840             (149)                14,691
Organization and deferred financing fees               11,105             (102)                11,003
Covenants not to compete                                2,547             (109)                 2,438
Other                                                      62                -                     62
                                             -------------------------------------------------------------
                                                     $114,784            ($541)              $114,243
                                             =============================================================

                                                                          1996
                                                                       Accumulated
                                                     Gross            amortization             Net
                                               -------------------------------------------------------

Goodwill                                            $15,983               ($350)            $15,633
Trademarks                                            2,255                (129)              2,126
Organization and deferred  financing fees             7,436              (2,855)              4,581
Covenants not to compete                              4,975              (1,311)              3,664
Other                                                   397                   -                 397
                                               -------------------------------------------------------
                                                    $31,046             ($4,645)            $26,401
                                               =======================================================

Goodwill is amortized on a straight-line basis over 40 years. Trademarks are amortized on a straight-line basis over a period of 40 years. Deferred financing fees are amortized over the term of the related outstanding debt. Organization costs are being amortized on a straight-line basis over 5 years. Covenants not to compete consist of agreements with Alper, a former parent of Fasteners, and with the former owners of PCI; such agreements are amortized over 5 and 3 years, respectively.

Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business related to the questioned component of goodwill as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows.

ENVIRONMENTAL MATTERS

Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Environmental expenditures include site investigation, physical remediation, operation and maintenance and legal and administrative costs. Environmental accruals are established for sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

RECOGNITION OF REVENUE

Revenue from the sale of fastener products is recorded on the date goods are shipped to the customer. Sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized. Revenue from the lease of attaching machinery is recorded over the applicable rental period.

INCOME TAXES

Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method, under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fasteners periodically evaluates the recognition of deferred tax assets and provides a valuation allowance for any portion of such assets not considered realizable. Through October 17, 1995, Fasteners was included in the consolidated Federal return of Alper. For financial reporting purposes, Fasteners provided income taxes as if it filed separately from Alper. Accordingly, Federal income tax expense/(benefit) and liabilities constituted a charge in lieu of income taxes and amounts due Alper. Since October 18, 1995, the Company has filed separate company income tax returns.

FOREIGN CURRENCY TRANSLATION

The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date.
Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are accumulated as the cumulative foreign currency translation adjustment in stockholders' equity. Realized gains and losses from foreign currency transactions during the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995, and October 17, 1995 were not material.

RESEARCH AND DEVELOPMENT COSTS

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amounted to $34, $304, $377, $74 and $271, for the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995, respectively and are classified as a component of "General and administrative expenses" in the accompanying consolidated statements of operations.

FINANCIAL INSTRUMENTS

The Company uses futures contracts to manage its inventory, both to set pricing on purchases and to reduce the Company's exposure to price fluctuations. Under existing accounting literature, these activities are accounted for as hedging activities. To qualify as a hedge, the item must expose the Company to inventory pricing risk, and the related contract must reduce that exposure and be designated by the Company as a hedge. Additionally, to hedge expected transactions, the significant characteristics and expected terms of such transactions must be identified and it must be probable that the transaction will occur.

Gains and losses on futures contracts, including gains and losses upon termination of the contract, are matched to inventory purchases and are included in the carrying value of inventory and charged or credited to cost of sales as such inventory is sold or used in production. The fair market value of commodity options held at December 31, 1997 and 1996, was $(157) and $70, respectively.

If derivative transactions do not meet the criteria for hedges, the Company recognizes unrealized gains or losses as they occur. If a hedged transaction no longer exists or a hedged anticipated transaction is deemed no longer probable to occur, cumulative gains and losses on the hedge are recognized immediately in income and subsequent changes in fair market value of the derivative transaction are recognized in the period the change occurs.

CONCENTRATION OF CREDIT RISK

The Company's customers include many large and well-known apparel and industrial manufacturing companies. In calendar 1997 and 1996, no single customer accounted for more than 7% and 8%, respectively of the Company's total net sales, and the Company's ten largest customers accounted for approximately 28% and 26%, respectively of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends.

ASSET IMPAIRMENT

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets, certain identifiable intangible assets and goodwill be reviewed for impairment when expected future undiscounted cash flows are less than the carrying value of the assets. No charges were recorded pursuant to this statement in fiscal 1997 or 1996.

COMPREHENSIVE INCOME AND SEGMENTS

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. The Company will adopt SFAS 130 and SFAS 131 in fiscal year 1998. The Company believes adoption of SFAS 130 and SFAS 131 will not significantly affect the Company's current disclosures.


Note 3.    ACQUISITIONS

FASTENERS

The Saratoga Acquisition of Fasteners described in Note 1 was accounted for as a purchase. Accordingly, the consolidated financial statements of Fasteners reflect the purchase method of accounting effective November 26, 1997. The purchase price was approximately $168.8 million, less the amount of the indebtedness of the Company existing immediately prior to closing of the Acquisition (including indebtedness that was not repaid with the Saratoga Acquisition). In connection with the Saratoga Acquisition, the Company issued $100,000,000 of 11.25% Senior Notes ("Notes") due 2007 in a private placement offering under Rule 144A ("Initial Offering"). The proceeds of the Initial Offering were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. Predecessor-KSCO merged with and into KSCO, with KSCO surviving, and KSCO merged with and into the Company, with the Company surviving. Following the mergers described above, the Notes became obligations of the Company. Subsequent to the Saratoga Acquisition, the Notes were registered with the SEC in an exchange offering under virtually identical terms with the Initial Offering.

In connection with the Acquisition, Saratoga and certain other investors made a $36.6 million equity investment, consisting of (i) $0.4 million in shares of Holdings' Common Stock, par value $0.0001 per share (the "Common Stock"), and
(ii) $36.2 million aggregate liquidation preference of Holdings' Series B Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock") (collectively, the "Saratoga Investment"). Management and the Chairman of the Board rolled over $3.4 million of their stock options in KSCO into options to purchase Common Stock and Series B Preferred Stock (the "Management Investment"). The Saratoga Investment and the Management Investment are referred to as the "Equity Investments." Concurrently with the Initial Offering, Holdings sold, for gross proceeds of $10.0 million, 100,000 Units ("Units Offering), each Unit consisting of $100 liquidation preference of the Company's Series A Cumulative Redeemable Exchangeable Preferred Stock (the "Senior Preferred Stock") and one warrant (the "Warrants") to purchase
Common Stock. The net proceeds of the Equity Investments and the Units Offering totalled $49.5 million, after fees and expenses to Holdings of $0.5 million.

Management maintained a continuing ownership interest in the Company. Accordingly, stockholders' equity and the excess of purchase cost over book value have been reduced by $7,831 pursuant to the provisions of the Emerging Issues Task Force Issue No. 88-16 of the Financial Accounting Standards Board.

In connection with the Saratoga Acquisition, Fasteners entered into a new senior secured credit facility (the "New Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").

Proceeds from the Equity Investment, the Initial Offering and the Term Loan were used to finance the purchase price in the Acquisition, repurchase attaching machinery subject to a synthetic lease (the "Synthetic Lease"), repay the Company's existing credit facility (the "Existing Credit Facility") and pay related fees and expenses.

The allocation of the purchase price to the underlying net assets acquired was based upon preliminary estimates of the fair value of the net assets as follows:

   Purchase price                                                  $168,800
   Organization and deferred financing fees                          11,105
                                                       --------------------

     Total purchase price                                           179,905

   Less - value assigned to assets and
     liabilities
     Cash                                                             5,213
     Accounts receivable                                             12,650
     Inventories                                                     22,634
     Other current assets                                               714
     Property, plant, and equipment                                  72,004
     Organization and deferred financing fees                        11,105
     Other long-term assets                                          17,880
     Accounts payable and accrued liabilities                       (22,369)
     Long term liabilities and debt assumed                         (26,156)
                                                       --------------------
                                                                     93,675
                                                       --------------------
     Goodwill                                                      $ 86,230
                                                       ====================



NOTE 4.    INVENTORIES

Inventories as of December 31, 1997 and 1996 consisted of the following:

                                       1997              |              1996
                             -----------------------     |    -----------------------
                                                         |
Raw materials                                $ 2,792     |                    $ 3,088
Work in process                                6,310     |                      5,099
Finished goods                                15,190     |                     13,407
                             -----------------------     |    -----------------------
                                             $24,292     |                    $21,594
                             =======================     |    =======================

The value of inventories is reported net of allowances for obsolete, slow-moving and discontinued product line inventory of $1,182 and $927 as of December 31, 1997 and 1996, respectively. If the FIFO method had been used to value all inventories, inventories would have been increased by $0 and $49 at December 31, 1997 and 1996, respectively.



Note 5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 1997 and 1996 consisted of the following:

                                                     1997             |                  1996
                                           ---------------------      |        ----------------------
                                                                      |
Land and improvements                                    $   324      |                       $   327
Computer equipment                                       $ 1,173      |                           609
Buildings and improvements                                 7,088      |                         7,434
Attaching equipment                                       34,084      |                         3,019
Machinery, equipment and tooling                          30,276      |                        33,198
                                           ---------------------      |        ----------------------
                                                          72,945      |                        44,587
Accumulated depreciation                                    (440)     |                        (4,198)
                                           ---------------------      |        ----------------------
                                                         $72,505      |                       $40,389
                                           =====================      |        ======================

Depreciation expense was $440, $5,077, $6,829, $1,481 and $5,735 for the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995, respectively.

In November 1996, Fasteners refinanced its attaching equipment under a sale/leaseback arrangement. The lease was an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."
In connection with the Saratoga Acquisition, Fasteners repurchased attaching machinery under the lease agreement for $30,212, an amount which approximates fair value.

Note 6.    ACCRUED LIABILITIES

Accrued liabilities as of December 31, 1997 and 1996 consisted of the following:

                                                           1997               |                 1996
                                                  ---------------------       |       ----------------------
                                                                              |
Salaries, wages and benes                                        $1,514       |                       $1,454
Deferred taxes                                                    1,036       |                        1,317
Pension, current portion                                          1,088       |                        1,128
Other                                                             5,832       |                        2,396
                                                  ---------------------       |       ----------------------
                                                                 $9,470       |                       $6,295
                                                  =====================       |       ======================

Note 7.    LONG-TERM DEBT

Long-term debt as of December 31, 1997 and 1996 consisted of the following:


                                                 1997             |               1996
                                       ----------------------     |    -----------------------
                                                                  |
Senior notes                                         $100,000     |                          -
Term note                                              28,000     |                    $26,281
Revolving line of credit                                    -     |                      9,424
Other                                                   1,501     |                      1,578
Capital lease obligations                                 347     |                        435
                                       ----------------------     |    -----------------------
                                                      129,848     |                     37,718
Less - Current maturities                              (1,649)    |                       (830)
                                       ----------------------     |    -----------------------
Total long-term debt                                 $128,199     |                    $36,888
                                       ======================     |    =======================

The Notes are guaranteed by Holdings. The Notes and the guarantee are senior unsecured obligations of the Company and Holdings. Interest on the Notes is payable semi-annually on May 30 and November 30 of each year, commencing May 30, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 30, 2002, at redemption prices as defined, plus accrued and unpaid interest and Liquidated Damages, as defined. Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to purchase all or any part of each holder's Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the date of the purchase.

NEW CREDIT FACILITY

In connection with the Acquisition, Fasteners entered into a New Credit Facility, consisting of a $28,000 Term Loan and a $25,000 Revolving Credit Facility. Borrowings under the New Credit Facility are collateralized by substantially all of Fasteners' assets. Borrowing availability under the revolving line of credit is subject to limitations based on eligible accounts receivable and eligible inventory, as defined. The New Credit Facility allows Fasteners to choose among interest rate options of LIBOR plus 2.5% or the Base Rate plus 1.5%. The New Credit Facility requires that Fasteners meet certain covenants which, among other things, requires the maintenance of ratios related to leverage and cash flow and limits the level of capital expenditures and operating leases. The New Credit Facility requires an annual commitment fee of 0.5% of the total unused commitment, less letters of credit and amounts borrowed, and requires Fasteners to make quarterly payments of accrued interest outstanding on the Term Loan and the Revolving Credit Facility.

As of December 31, 1997, Fasteners had borrowings of $28,000 ($14,000 at each of Base Rate and LIBOR) outstanding under the Term Loan with zero borrowings under the Revolving Credit Facility and $15,270 of unused credit availability. The New Credit Facility expires in November 2007. Under the New Credit Facility, interest rates for the Term Loan ranged from 8.5% at LIBOR to 10% at Base Rate and the weighted average interest rate was 9.2% during the period from November 26, 1997 to December 31, 1997. The interest rate was 8.5% at LIBOR and 10% at Base Rate at December 31, 1997.

Other debt at December 31, 1997 includes outstanding obligations of Scovill-Europe.

Maturities, excluding capital lease obligations, of long-term debt as of December 31, 1997 are as follows:

1998                                                       $  1,552
1999                                                          3,267
2000                                                          5,259
2001                                                          6,190
2002                                                          6,034
Thereafter                                                  107,199
                                               --------------------
                                                           $129,501
                                               ====================

CREDIT  AGREEMENT

In connection with the acquisitions of Rau and PCI in January 1996, Fasteners refinanced its outstanding obligations under the Original Credit Agreement with a Credit Agreement (the "Credit Agreement"). The Credit Agreement provided for term notes of $29,496 and $28,000, as well as a revolving line of credit of up to $15,000. Borrowings under the Credit Agreement were collateralized by substantially all of Fasteners' assets. Borrowing availability under the revolving line of credit were subject to limitations based on eligible accounts receivable and inventory, as defined. As of December 31, 1996, Fasteners had borrowings of $35,705 outstanding under the Credit Agreement including $9,424 of borrowings under the revolving line of credit and $3,702 of unused credit availability. Fasteners repaid all outstanding obligations under the Credit Agreement principally with proceeds from the sale/leaseback transaction of attaching equipment. In connection with the January 1996 refinancing, Fasteners recognized an extraordinary after tax charge of $950 from the write-off of related deferred financing costs. All outstanding obligations under the Credit Agreement were repaid in November 1997 in connection with the Saratoga Acquisition.

The carrying value of long-term debt at December 31, 1997 and 1996 approximates fair value.

NOTE 8.    OTHER LONG TERM LIABILITIES

Other long term liabilities as of December 31, 1997 and 1996 consisted primarily of liabilities for environmental matters of $3,155 and $2,902 at December 31, 1997 and 1996, respectively.

NOTE 9.  LEASE COMMITMENTS

OPERATING LEASES

Fasteners leases office space, office equipment and vehicles for various periods through the year 2002 and it is expected in the normal course of operations that the leases may be extended or replaced. Certain leases provide for contingent rentals based upon additional usage of equipment and vehicles in excess of a specified minimum. Leases for real estate generally include options to renew for periods ranging from one to ten years. At December 31, 1997, future minimum annual rental commitments were as follows:

1998                                                    $  692
1999                                                       484
2000                                                       313
2001                                                        62
2002 and thereafter                                          9
                                          --------------------
  Total minimum lease payments                          $1,560
                                          ====================

Rental expense for operating leases was $493, $5,422, $1,756, $184, and $674 for the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995, respectively.

CAPITAL LEASE

In 1996, Fasteners entered into a lease agreement for computer equipment which is classified as a capital lease. The net book value of the leased equipment included in Property, Plant and Equipment at December 31, 1997 was $525 which was included in machinery and equipment. Future minimum payments, by year, under noncancelable capital leases consist of the following at December 31, 1997:

1998                                                                     $130
1999                                                                      130
2000                                                                      130
2001                                                                       22
                                           ----------------------------------
Total minimum lease payments                                             $412
Amounts representing interest                                             (65)
                                           ----------------------------------

Present value of net minimum lease payments                               347

Less current portion                                                      (97)
                                           ----------------------------------
Long-term capital lease obligation                                       $250
                                           ==================================

  10.    INCOME TAXES

The following is a summary of the components of income (loss) before income taxes and extraordinary loss:

                 Company    |         Predecessor        Predecessor    Predecessor  |      Predecessor
                            |             KSCO              KSCO           KSCO      |         Alper
            --------------  |   ---------------------------------------------------  |   -----------------
                            |                                                        |
               Period from  |         Period from                     Period from    |      Period from
              Inception to  |      January 1, 1997     Year Ended   October 17, 1995 |       January 1
                            |                                              1995      |
                            |             to                                to       |          to
              December 31,  |      November 26, 1997    December 31,   December 31,  |      October 17,
                  1997      |                               1996           1995      |         1995
            --------------  |   ---------------------------------------------------  |   ==============
                            |                                                        |
                            |                                                        |
Domestic               ($6) |                   $ 505        $1,317           $324   |          $1,354
Foreign               (698) |                   1,926          (296)           (50)  |            (190)
            --------------  |  ---------------------------------------------------   | ===============
                     ($704) |                  $2,431        $1,021           $274   |          $1,164
            ==============  |  ===================================================   | ===============

The provision for income taxes consists of the following:

Company                |         Predecessor-KSCO       Predecessor-KSCO       Predecessor-KSCO     |        Predecessor-Alper
---------------------- |    ----------------------------------------------------------------------  |     ---------------------
                       |                                                                            |
       Period from     |           Period from                                   Period from        |           Period from
       Inception to    |        January 1, 1997 to         Year Ended        October 17, 1995 to    |          January 1 to
                       |                                                                            |
    December 31, 1997  |        November 26, 1997      December 31, 1996      December 31, 1995     |        October 17, 1995
---------------------- |   -----------------------------------------------------------------------  |     ---------------------
                       |                                                                            |
                       |                                                                            |
Current      ($1,360)  |                   $1,065                   $  -                    $150    |                      $-
Deferred       1,440   |                     (415)                   265                       8    |                       -
Foreign         (118)  |                      462                     45                       -    |                       -
---------------------- |    =======================-----------------------------------------------  |     ---------------------
                ($38)  |                   $1,112                    $310                    $158   |                       $-
====================== |    ======================================================================  |     =====================

The difference between the United States Federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows:

                                            |      Predecessor         Predecessor         Predecessor      |       Predecessor
                               Company      |         KSCO                KSCO                KSCO          |          Alper
                             -------------- |  ----------------------------------------------------------   |    -----------------
                             Period from    |      Period from                             Period from      |       Period from
                            Inception to    | January 1, 1997 to      Year Ended       October 17, 1995     |      January 1 to
                            December 31,    |   November 26, 1997   December 31, 1996    to December 31,    |     October 17, 1995
                                1997        |                                                 1995          |
                             -------------- |  ----------------------------------------------------------   |    -----------------
                                            |                                                               |
Federal income tax expense at     ($239)    |         $  827                $ 429              $ 93         |        $ 323
statutory rates                             |                                                               |
                                            |                                                               |
State income tax provision, net     (35)    |            122                   66                21         |           71
of federal taxes                            |                                                               |
                                            |                                                               |
Benefit for net operating losses      -     |           (362)                   -                 -         |         (528)
                                            |                                                               |
Benefit for                           -     |              -                 (613)                -         |            -
extraordinary item                          |                                                               |
                                            |                                                               |
Amortization of                       56    |            552                  292                29         |           77
goodwill/deferred                           |                                                               |
financing fees                              |                                                               |
                                            |                                                               |
Foreign tax impact                   175    |             65                   45                 -         |           -
                                            |                                                               |
Other                                  5    |            (92)                  91                15         |          57
                       -------------------- | ------------------------------------------------------------- | -----------
                                    ($38)   |         $1,112                $ 310              $158         |      $   -
                       ==================== | ============================================================= | ===========


Deferred tax consequences of significant temporary differences are as follows as of December 31, 1997 and 1996:

                                                                         1997                         1996
                                                                 ------------------     |     -----------------
Deferred tax liabilities:                                                               |
                                                                                        |
  Fixed assets                                                             ($15,919)    |              ($12,132)
  Trademarks                                                                 (5,600)    |                (1,617)
  Inventories                                                                  (990)    |                (1,474)
  Organization and deferred financing fees                                        -     |                (2,142)
  Other                                                                         (46)    |                  (161)
                                                                 ------------------     |     -----------------
                                                                            (22,555)    |               (17,526)
                                                                 ------------------     |     -----------------
                                                                                        |
Deferred tax assets:                                                                    |
  NOL carryforward                                                            4,857     |                 4,518
  Pension and Postretirement health and life benefits                         9,986     |                10,024
  Environmental matters                                                       1,230     |                 1,138
  Other                                                                          66     |                 1,795
                                                                 ------------------     |     -----------------
                                                                             16,139     |                17,475
                                                                 ------------------           -----------------
                                                                            ($6,416)                       ($51)
                                                                 ==================           =================

In connection with the acquisition by KSCO and the acquisitions of PCI and Rau, Alper and the former owners of PCI and Rau, respectively indemnified the Company from any potential future tax liabilities that may arise from periods prior to the dates of acquisition.

NOTE 11.  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

PENSION PLAN

Fasteners sponsors noncontributory defined benefit pension plans. On December 31, 1994, Fasteners curtailed future benefits attributable to participants of its pension plans. The effect of this curtailment resulted in the elimination of defined pension benefits for all future services of active employees participating in the plans. Additionally, Fasteners assumed the obligations of two pension plans sponsored by PCI. The PCI plans were merged with the Fasteners plans effective March 31, 1996.

The amounts funded by Fasteners for any plan year are not less than the minimum required under the Employee Retirement Income Security Act.

The following items are the components of the net pension cost:

                                            |      Predecessor         Predecessor         Predecessor      |       Predecessor
                               Company      |         KSCO                KSCO                KSCO          |          Alper
                             -------------- |  ----------------------------------------------------------   |    -----------------
                             Period from    |      Period from                             Period from      |       Period from
                            Inception to    | January 1, 1997 to      Year Ended       October 17, 1995     |      January 1 to
                            December 31,    |   November 26, 1997   December 31, 1996    to December 31,    |     October 17, 1995
                                1997        |                                                 1995          |
                             -------------- |  ----------------------------------------------------------   |    -----------------
                                            |                                                               |
                                            |                                                               |
Interest cost on projected                  |                                                               |
 benefit obligation                   $ 177 |             $ 1,945           $  2,110               $  480   |              $ 1,525
                                            |                                                               |
Service cost                              - |                   -                 97                    -   |                    -
Actual return on plan assets           (122)|              (1,340)            (2,962)                (749)  |               (2,570)
Net amortization and deferral           (31)|                (343)               588                  362   |                1,526
                               ------------ |  ----------------------------------------------------------   |    -----------------
Net periodic pension cost               $24 |                $262              $(167)                 $93   |                 $481
                               ============    ==========================================================        =================

The following is a summary of the plans' funded status as of December 31, 1997 and 1996:

                                                                                 1997         |            1996
                                                                         ------------------   |    -------------------
                                                                                              |
Actuarial present value of benefits for service rendered to date:                             |
Accumulated benefits based on salaries to date, including vested benefits                     |
  of $29,364 and $29,767 at December 31, 1997 and 1996, respectively                $29,364   |                $29,867
                                                                         ------------------   |      -------------------
                                                                                              |
Projected benefit obligation                                                         29,364   |                 29,867
Less fair value of plan assets                                                       20,272   |                 21,938
                                                                         ------------------   |    -------------------
Projected benefit obligation in excess of plan assets                                 9,092   |                  7,929
Unrecognized net gain                                                                   947   |                  1,896
                                                                         ------------------   |    -------------------
                                                                                              |
Accrued pension cost                                                                 10,039   |                  9,825
Less current portion                                                                  1,099   |                  1,099
                                                                         ------------------   |    -------------------
Long-term pension liabilities                                                       $ 8,940   |                $ 8,726
                                                                         ==================   |    ===================

The following is a summary of assumptions used to reflect expectations of future economic conditions as they relate to Fasteners' pension plans:

                                                                    1997    1996   1995
                                                                  ---------------------

Discount rate                                                       7.25%   7.50%  7.00%
Expected long-term rate of return on plan assets                    9.00%  11.00%  9.00%

Fasteners has an additional defined benefit non-qualified pension plan covering former employees and former employees of PCI. The pension liability relating to this plan was $1,022 and $1,203 at December 31, 1997 and 1996, respectively of which $928 and $1,109 was classified as long-term at December 31, 1997 and 1996, respectively. Pension expense for this plan was $7, $77, $79, $7 and $35 for the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995, respectively.

POSTRETIREMENT BENEFIT PLANS

Fasteners sponsors several defined benefit postretirement health and life insurance benefit plans that cover both salaried and non-salaried former employees. Fasteners assumed the obligations of a postretirement health and life plan for former employees of PCI. All of the participants are retired employees and beneficiaries, mostly from operations which were previously sold or discontinued. Fasteners reserves the right to amend or discontinue all or any part of those plans at any time. Fasteners' funding policy for its postretirement plans is on a pay-as-you-go basis.

The following table sets forth the status of Fasteners' postretirement benefit plans as of December 31, 1997 and 1996:

                                                                    1997                           1996
                                                         -----------------------         ----------------------
Accumulated postretirement benefit obligation:
  Retirees and beneficiaries                                             $14,769                        $13,644
  Fully eligible active participants                                           -                            816
                                                         -----------------------         ----------------------

Total accumulated postretirement benefit obligation                       14,769                         14,460
Unrecognized net (loss)/gain                                                (318)                           112
                                                         -----------------------         ----------------------
Accumulated postretirement benefit obligation ("APBO")                   $14,451                        $14,572
                                                         =======================         ======================

Net periodic postretirement benefit cost consisted of the following:

                           Company       |      Predecessor         Predecessor         Predecessor      |            Predecessor
                                         |          KSCO                KSCO                KSCO         |               Alper
                    -------------------- | ------------------------------------------------------------  |       -------------------

                         Period from     |      Period from                             Period from      |            Period from
                         Inception to    |   January 1, 1997 to      Year Ended       October 17, 1995   |           January 1 to
                         December 31,    |   November 26, 1997   December 31, 1996    to December 31,    |         October 17, 1995
                             1997        |                                                  1995         |
                                         |                                                               |
                    -------------------- | ------------------------------------------------------------  |       -------------------

                                         |                                                               |
                                         |                                                               |
Interest cost                      $  86 |                 $942              $  990                $110  |                      $619

Service cost                           - |                    -                 101                   -  |                         -

                    -------------------- | ------------------------------------------------------------  |       -------------------

Net postretirement                 $  86 |                 $942              $1,091                $110  |                      $619

 benefit cost                            |                                                               |
                    ==================== | ============================================================  |       ===================


For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported.

An increase in the health care cost trend rates of one percentage point would have the effect of increasing the APBO as of December 31, 1997 by a total of $944 and the interest cost component of net periodic postretirement benefit cost for the year then ended by a total of $71.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.5% and 7.0% in 1997, 1996 and 1995, respectively.

401(k) PLAN

Fasteners sponsors a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. Employer contributions are equal to 50% of employee contributions, up to 5% of the participant's annual salary, subject to certain limitations. Fasteners' contributions to this plan were $24, $261, $248, $47 and $197 for the periods ended December 31, 1997, November 26, 1997, December 31, 1996, December 31, 1995 and October 17, 1995, respectively.

STOCK OPTIONS

During October 1995, Fasteners granted certain executives options to purchase a total of 727,000 shares of common stock at an option price of $2.50 per share. These options vested immediately upon a change in control or over a three-year period upon achievement of specified performance targets. As of December 31, the options are summarized as follows:

                                                          1997                1996               1995
                                                -----------------------------------------------------------

        Options outstanding, beginning of year                 727,000            727,000                 -
        Options outstanding, end of year                             -            727,000           727,000
        Options exercisable                                          -            242,275                 -
        Options granted - Predecessor-KSCO                     242,000                  -           727,000
        Exercise price                                        $   2.50           $   2.50          $   2.50
        Grant date                                       February 1997                  -      October 1995
        Options exercised/surrendered                          969,000                  -                 -

Fasteners adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost of Fasteners' stock options granted been determined consistent with the provisions of SFAS 123, Fasteners' compensation expense would have increased by approximately $0, $126 and $105 for the periods from Inception to December 31, 1997, January 1, 1997 to November 26, 1997 and the year ended December 31, 1996, respectively, based on a risk free rate of return of 7.0% and an expected 5 year life of the options. On the date of the Saratoga Acquisition, outstanding options that had not been exercised were to be rolled into options of the Company at equivalent economic values; however, as the formal option agreements of the Company have not yet been finalized, such options (442,653) have been considered surrendered in the above table.


NOTE 12.  RELATED PARTY TRANSACTIONS

Holdings entered into a management agreement with Saratoga in which Holdings will pay $150 per quarter to Saratoga. Such payment will be funded with a dividend from Fasteners and will be recorded as an operating expense of Holdings. No such payments were made from Inception through December 31, 1997.

Pursuant to a management agreement, Kohlberg provided Fasteners with general corporate administrative services. Kohlberg received a management fee to recover its operating expenses based upon an allocation of time devoted to Fasteners. The management fee was $451, $425 and $63 for the period ended November 26, 1997, the year ended December 31, 1996 and the period from October 17, 1995 to December 31, 1995, respectively.

Fasteners paid a fee of $1.3 million to Kohlberg in conjunction with the KSCO acquisition. This fee was capitalized along with other acquisition costs incurred in the transaction. On January 24, 1996, Fasteners paid a fee of $1 million to Kohlberg in conjunction with the acquisitions of PCI and Rau.


NOTE 13.   COMMITMENTS AND CONTINGENCIES

Fasteners is occasionally made a party to litigation, claims and assertions from outside parties during the normal course of business. Management does not believe that the unfavorable resolution of any such matters currently existing would have a material unfavorable impact upon the Company's financial position or results of operations.

As a result of Fasteners' almost 200 years of industrial operations, Fasteners is involved in environmental protection matters relating to the discharge of materials into the environment and new such matters arise from time to time. Fasteners is involved in clean-ups of a current and a former operating location. In general, Fasteners has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. At December 31, 1997, Fasteners had established accruals on a discounted basis, using a rate of 7.5%, for environmental matters in the amount of $3,155 which are not anticipated to be of a capital nature. The undiscounted amounts of the expected payments totaled $4,453 at December 31, 1997. The reliability and precision of the loss estimates are affected by numerous factors, such as the complexity of investigation and remediation, the stage of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. Fasteners adjusts its accruals from time to time as a result of changes in performance standards, remediation technology, available information and other relevant factors. The expected payments for environmental obligations consist of $354 in 1998, $429 in each of 1999 and 2000, $476 in 2001 and $2,765 thereafter.

In December 1993, the Predecessor-Alper filed a lawsuit against certain insurance carriers seeking indemnification for costs paid and to be paid relating to environmental matters. During August 1996, Fasteners received a
settlement of $2,487 relating to this claim.   No liabilities are currently
recorded for the sites for which this claim related.

Fasteners has employment agreements with certain executives that contain change in control and severance provisions.


NOTE 14.   NORTH AMERICAN AND FOREIGN OPERATIONS

The Company's operations are located in the United States, Europe and Canada. Financial information by geographic area for 1997 and 1996 is as follows:

                                                  Company           |                 Predecessor                Predecessor
                                                                    |                     KSCO                      KSCO
                                        -------------------------   |        -----------------------------------------------------
                                          Period from Inception to  |            Period from January 1,
                                                December 31,        |                   1997 to                  Year Ended
                                                    1997            |              November 26, 1997          December 31, 1996
                                                                    |
                                        -------------------------   |        -----------------------------------------------------
                                                                    |
                                                                    |
Net Sales by:                                                       |
  North America                                                     |
    Domestic                                             $  5,583   |                             $72,181                 $ 78,348
    Export                                                    588   |                               6,608                    3,275
  Europe                                                      523   |                              10,378                   10,009
                                        -------------------------   |        -----------------------------------------------------
                                                         $  6,694   |                             $89,167                 $ 91,632
                                        =========================   |        =====================================================
                                                                    |
                                                                    |
                                                                    |
Operating Income                                                    |
  North America                                          $    838   |                             $ 6,668                 $  6,509
  Europe                                                     (211)  |                               1,078                      915
                                        -------------------------   |        -----------------------------------------------------
                                                         $    627   |                             $ 7,746                 $  7,424
                                        =========================   |        =====================================================
                                                                    |
                                                                    |
Identifiable assets (at December 31):                               |
  North America                                          $219,185   |                                                     $ 97,795
  Europe                                                    7,017   |                                                        6,071
                                        -------------------------   |                                    -------------------------
                                                         $226,202   |                                                     $103,866
                                        =========================   |                                    =========================

Transfers of product from North America to Europe were not material during the period presented above. Export sales from the United States include sales to customers in Europe, Asia, and Latin America. As the Company's European operations were acquired in January 1996, export sales, operating profits and identifiable assets were immaterial in 1995.


NOTE 15.   SUBSEQUENT EVENT

In February 1998, Holdings sold additional shares of common stock for approximately $10.3 million. The proceeds were used to redeem the outstanding redeemable exchangeable preferred stock and warrants.



SCOVILL HOLDINGS INC.                                                                               SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                              Column A                                  Column B       Column C         Column D   Column E
------------------------------------------------------------------------------------------------------------------------------
                                                                      Balance at      Additions       Deductions  Balance at
                                                                     Beginning of  charged to costs      from       end of
                           Classification                               Period       and expenses       Reserve     period
------------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS
  DEDUCTED FROM THE ASSETS TO WHICH
  THEY APPLY:
(1)   For the period from  November 26, 1997 to December 31, 1997       $879             $ 20               $5      $  894
                                                                  ===========      ===========       ==========   =========

(2)   For the period from January 1, 1997 to November 26, 1997          $640             $346             $107        $879
                                                                  ===========      ===========       ==========   =========

(2)   For the year ended December 31, 1996                              $326             $376              $62        $640
                                                                  ===========      ===========       ==========   =========

(2)   For the period from October 17, 1995 to December 31, 1995         $326             $455             $455        $326
                                                                  ===========      ===========       ==========   =========

(3)   For the period from January 1, 1995 to October 17, 1995           $326             $398             $398        $326
                                                                  ===========      ===========       ==========   =========


(1)   The Company
(2)   Predecessor-KSCO
(3)   Predecessor-Alper



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCOVILL HOLDINGS INC.
                          SCOVILL FASTENERS INC.

                          /s/ David J. Barrett
                          ------------------------------------------------------
                          David J. Barrett, Chief Executive Officer and Director

                          Date: March 30, 1998

     Each person whose signature appears below hereby constitutes and appoints David J. Barrett and Martin A. Moore the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  /s/ David J. Barrett
Date: March 30, 1998              ----------------------------------------------
                                  David J. Barrett, Chief Executive Officer,
                                  President and Director


                                  /s/ Martin A. Moore
Date: March 30, 1998              ----------------------------------------------
                                  Martin A. Moore, Executive Vice President and
                                  Chief Financial Officer and Principal
                                  Accounting Officer


                                  /s/ William F. Andrews
Date: March 30, 1998              ----------------------------------------------
                                  William F. Andrews, Chairman of the Board


                                  /s/ Christian L. Oberbeck
Date: March 30, 1998              ----------------------------------------------
                                  Christian L. Oberbeck, Director


                                  /s/ Charles P. Durkin
Date: March 30, 1998              ----------------------------------------------
                                  Charles P. Durkin, Director

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------
3.1          Certificate of Incorporation of Scovill Holdings Inc., as amended.
3.2          Certificate of Designations, Preferences and Relative, Participating,
             Optional and Other Special Rights of 13-3/4% Series A Cumulative
             Redeemable Exchangeable Preferred Stock.
3.3          Certificate of Designation, Preferences, and Relative, Participating,
             Option and Other Special Rights of Series B Preferred Stock.
3.4          By-laws of Scovill Holdings Inc. +
3.5          Certificate of Incorporation of AF Acquisition Corp. ++
3.6          Certificate of Amendment of Certificate of Incorporation of AF
             Acquisition Corp. ++
3.7          Certificate of Amendment of Certificate of Incorporation of Scovill
             Apparel Fasteners Inc. ++
3.8          Certificate of Amendment of Certificate of Incorporation of Scovill
             Apparel Fasteners Inc. ++
3.9          Certificate of Change of Location of Registered Office and of
             Registered Agent of Scovill Fasteners Inc. ++
3.10         Certificate of Ownership and Merger Merging KSCO New Co. into Scovill
             Fasteners Inc. ++
3.11         Certificate of Amendment of Certificate of Incorporation of Scovill
             Fasteners Inc. ++
3.12         By-laws of Scovill Fasteners Inc. ++
4.1          Indenture dated as of November 26, 1997 among Scovill Acquisition
             Inc., Scovill Holdings Inc., as Guarantor, and United States Trust
             Company of New as Trustee (including Form of Note). +
4.2          Registration Rights Agreement dated as of November 26, 1997 among
             Scovill Acquisition Inc., Scovill Holdings Inc. and SBC Warburg
             Dillon Read Inc. and BT Alex Brown Incorporated. +
10.1.1       Management Services Agreement among Scovill Fasteners Inc. and
             Saratoga Partners III, L.P. **
10.1.5       Employment Agreement dated as of October 10, 1997 between David J.
             Barrett and Scovill Acquisition Inc. +
10.1.6       Employment Agreement dated as of October 10, 1997 between Martin A.
             Moore and Scovill Acquisition Inc. +
10.1.7       Employment Agreement dated as of October 10, 1997 between Robert
             Feltz and Scovill Acquisition Inc. +
10.1.8       Stock Purchase Agreement dated as of October 10, 1997 among SLF
             Corporation, KSCO Acquisition Corporation, and the Stockholders of
             KSCO Acquisition Corporation. ++
10.1.10      Tax Sharing Agreement dated as of November 26, 1997 by and among
             Scovill Holdings Inc., Scovill Fasteners Inc., and the SFI Subgroup. ++
10.1.11      Stock Option Agreement dated as of November 26, 1997 between William
             F. Andrews and Scovill Holdings Inc. ++
10.1.12      Stock Option Agreement dated as of November 26, 1997 between John
             Champagne and Scovill Holdings Inc. ++
10.1.13      Stock Option Agreement dated as of November 26, 1997 between Michael
             Baxley and Scovill Holdings Inc. ++
10.1.14      Stock Option Agreement dated as of November 26, 1997 between Robert W.
             Feltz and Scovill Holdings Inc. ++
10.1.15      Stock Option Agreement dated as of November 2, 1997 between Martin A.
             Moore and Scovill Holdings Inc. ++
10.1.16      Stock Option Agreement dated as of November 26, 1997 between David J.
             Barrett and Scovill Holdings Inc. ++
10.1.17      Scovill Holdings Inc. Stockholders Agreement dated as of November 26,
             1997.++
10.1.18      Scovill Holdings Inc. Subscription Agreement dated as of November 26,
             1997.++
10.1.19      Scovill Holdings Inc. Long-Term Incentive and Share Award Plan. ++
10.1.21      Credit Agreement dated as of November 26, 1997. ++
10.1.22      Scovill Holdings Inc. Amended and Restated Stockholders Agreement
             dated as of February 20, 1998 **
10.1.23      Joinder Agreement dated as of February 20, 1998. **
10.1.24      Voting Agreement dated as of February 20, 1998 by and between Saratoga
             Partners III, L.P., Scovill Holdings Inc., and Co-Investment Partners,
             L.P. **
10.1.25      Subscription Agreement dated as of February 20, 1998 by and between
             Scovill Holdings Inc. and Co-Investment Partners, L.P. **
10.1.26      Repurchase and Termination Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc., SBC Warburg Dillon Read Inc., BT
             Alex Brown Incorporated, and United States Trust Company of New York. **
21.1         List of Subsidiaries of Scovill Holdings Inc. ++
21.2         List of Subsidiaries of Scovill Fasteners Inc. +
27           Financial Data Schedule.
+            Incorporated by Reference to Exhibit of the same number to the
             Company's Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on December 24, 1997
++           Incorporated by Reference to Exhibit of the same number to the
             Company's Amendment No. 1 to Registration Statement on Form S-1 (No.
             333-43195), as filed with the Securities and Exchange Commission on
             January 13, 1998.
+++          Incorporated by Reference to Exhibit of the same number to the
             Company's Amendment No. 2 to Registration Statement on Form S-1
             (No. 333-43195), as filed with the Securities and Exchange
             Commission on February 2, 1998.
*            Incorporated by Reference to Exhibit of the same number to the
             Company's Amendment No. 3 to Registration Statement on Form S-1
             (No. 333-43195), as filed with the Securities and Exchange
             Commission on February 11, 1998.
**           Incorporated by Reference to Exhibit of the same number to the
             Company's Post-Effective Amendment No. 1 to Registration Statement on
             Form S-1 (No. 333-43195), as filed with the Securities and Exchange
             Commission on February 27, 1998.